Form 10-Q
period 2000-09-30
WESTPORT RESOURCES CORP
filed 2000-11-16
CIK 1117021

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                                    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM              TO              .

                        COMMISSION FILE NUMBER 001-16093

                         WESTPORT RESOURCES CORPORATION
             (Exact Name of Registrant as specified in its charter)

                  DELAWARE                                      23-3020832
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                               Identification No.)

                       410 SEVENTEENTH STREET, SUITE 2300
                             DENVER, COLORADO 80202
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 573-5404
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]


         As of November 13, 2000, 37,384,041 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

================================================================================

                         WESTPORT RESOURCES CORPORATION
                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION............................................................................        1

Item 1.  Financial Statements.............................................................................        1

         Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000
         (unaudited)......................................................................................        1

         Consolidated Statements of Operations for the three months and nine months
         ended September 30, 1999 and 2000 (unaudited)....................................................        2

         Consolidated Statements of Cash Flows for the nine months ended September 30,
         1999 and 2000 (unaudited)........................................................................        3

         Notes to Consolidated Financial Statements.......................................................        4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............        7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................       18

PART II - OTHER INFORMATION...............................................................................       19

Item 1.  Legal Proceedings................................................................................       19

Item 2.  Changes in Securities and Use of Proceeds........................................................       19

Item 3.  Defaults Upon Senior Securities..................................................................       19

Item 4.  Submission of Matters to a Vote of Security Holders..............................................       20

Item 5.  Other Information................................................................................       20

Item 6.  Exhibits and Reports on Form 8-K.................................................................       20

Signatures ...............................................................................................       21

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         WESTPORT RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                                1999             2000
                                                                            ------------    -------------
                                                                                             (unaudited)
                                            ASSETS
Current Assets:
    Cash and cash equivalents ............................................  $     19,475    $      35,507
    Accounts receivable, net .............................................        14,645           44,232
    Prepaid expenses .....................................................         1,712            1,572
                                                                            ------------    -------------
        Total current assets .............................................        35,832           81,311
                                                                            ------------    -------------
Property and equipment, at cost:
    Oil and natural gas properties, successful efforts method:
      Proved properties ..................................................       307,068          540,128
      Unproved properties ................................................        18,089           45,350
    Office furniture and equipment .......................................         2,182            2,466
    Leasehold improvements ...............................................           488              501
                                                                            ------------    -------------
 .........................................................................       327,827          588,445
Less accumulated depletion, depreciation and amortization ................       (92,950)        (134,924)
                                                                            ------------    -------------
        Net property and equipment .......................................       234,877          453,521
                                                                            ------------    -------------
Other assets .............................................................           768            1,449
                                                                            ------------    -------------
        Total assets .....................................................  $    271,477    $     536,281
                                                                            ============    =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable .....................................................  $      8,482    $      12,740
    Accrued expenses .....................................................        10,574            6,644
    Ad valorem taxes payable .............................................         2,606            4,769
    Current portion of long-term debt ....................................         1,333              333
                                                                            ------------    -------------
        Total current liabilities ........................................        22,995           24,486
                                                                            ------------    -------------
Long-term debt ...........................................................       105,462          145,462
Deferred income taxes ....................................................            --           26,386
Other liabilities ........................................................         3,009            1,584
                                                                            ------------    -------------
        Total liabilities ................................................       131,466          197,918
                                                                            ------------    -------------
Stockholders' equity:
    Common stock , $0.01 par value; 70,000,000 authorized; 15,630,501 and
       30,884,041 shares issued and outstanding at December 31, 1999 and
       September 30, 2000, respectively ..................................           156              309
    Additional paid-in capital ...........................................       198,295          366,884
    Accumulated deficit ..................................................       (58,440)         (28,830)
                                                                            ------------    -------------
        Total stockholders' equity .......................................       140,011          338,363
                                                                            ------------    -------------
        Total liabilities and stockholders' equity .......................  $    271,477    $     536,281
                                                                            ============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                               -------------------------      ------------------------
                                                                  1999          2000             1999          2000
                                                               -----------   -----------      ----------   -----------
Operating revenues:
    Oil and natural gas sales...............................   $    19,302   $    63,176      $   51,193   $   140,724

Operating costs and expenses:
    Lease operating expense.................................         6,211         8,130          16,350        23,609
    Production taxes........................................         1,614         2,816           3,800         7,460
    Exploration.............................................         1,182         1,347           3,274         7,610
    Depletion, depreciation and amortization................         2,919        19,439          19,228        42,015
    Impairment of unproved properties.......................         1,409           366           1,411         1,908
    Stock compensation expense..............................            --           299              --         3,682
    General and administrative..............................         1,020         2,073           4,015         5,277
                                                               -----------   -----------      ----------   -----------

         Total operating expenses...........................        14,355        34,470          48,078        91,561
                                                               -----------   -----------      ----------   -----------

         Operating income ..................................         4,947        28,706           3,115        49,163
                                                               -----------   -----------      ----------   -----------

Other income (expense):
    Interest expense........................................        (2,338)       (3,166)         (6,916)       (8,454)
    Interest income.........................................            93           239             308           614
    Gain (loss) on sale of assets, net......................          (500)        3,390           3,898         3,379
    Other...................................................            85            68             106           100
                                                               -----------   -----------      ----------   -----------
                                                                    (2,660)          531          (2,604)       (4,361)
                                                               -----------   -----------      ----------   -----------
Income before income taxes..................................         2,287        29,237             511        44,802
Provision for income taxes..................................            --       (10,233)             --       (15,192)
                                                               -----------   -----------      ----------   -----------
Net income .................................................   $     2,287   $    19,004      $      511   $    29,610
                                                               ===========   ===========      ==========   ===========

Weighted average number of common shares outstanding:
         Basic .............................................        15,631        30,871          14,418        25,474
                                                               ===========   ===========      ==========   ===========

         Diluted............................................        15,875        31,235          14,529        25,729
                                                               ===========   ===========      ==========   ===========

Net income per common share:
         Basic .............................................   $       .15   $       .62      $     .04    $      1.16
                                                               ===========   ===========      =========    ===========
         Diluted............................................   $       .14   $       .61      $     .04    $      1.15
                                                               ===========   ===========      =========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                -------------------------
                                                                                        SEPTEMBER 30,
                                                                                   1999           2000
                                                                                ----------     ----------
Cash flows from operating activities:
    Net income ..............................................................   $      511     $   29,610
    Adjustments to reconcile net income to cash provided by operating activities:
      Depletion, depreciation and amortization ..............................       19,228         42,015
      Exploratory dry hole costs ............................................          502          1,976
      Impairment of unproved properties .....................................        1,411          1,908
      Deferred income taxes .................................................           --         15,192
      Director retainers settled for stock ..................................           --             50
      Stock compensation expense ............................................           --            299
      Loss (gain) on sale of assets .........................................       (3,898)        (3,379)
      Changes in assets and liabilities, net of effects of acquisitions:
         Increase in accounts receivable ....................................       (3,678)       (21,891)
         Decrease (increase) in prepaid expenses ............................         (155)           140
         Increase (decrease) in accounts payable ............................       (1,949)         2,123
         Increase in ad valorem taxes payable ...............................          275          2,164
         Decrease in accrued expenses .......................................       (3,046)        (3,930)
         Decrease in other liabilities ......................................         (492)        (1,424)
                                                                                ----------     ----------
Net cash provided by operating activities ...................................        8,709         64,853
                                                                                ----------     ----------

Cash flows from investing activities:
      Additions to property and equipment ...................................       (5,935)       (49,682)
      Proceeds from sales of assets .........................................       24,979          6,259
      Merger with EPGC ......................................................           --        (42,403)
      Other acquisitions ....................................................          448         (1,454)
      Other .................................................................           24           (682)
                                                                                ----------     ----------
Net cash provided by (used in) investing activities .........................       19,516        (87,962)
                                                                                ----------     ----------
Cash flows from financing activities:
    Proceeds from issuance of common stock ..................................       16,400            141
    Proceeds from long-term debt ............................................           --         50,000
    Repayment of long-term debt .............................................      (42,000)       (11,000)
                                                                                ----------     ----------
Net cash provided by (used in) financing activities .........................      (25,600)        39,141
                                                                                ----------     ----------

Net increase in cash and cash equivalents ...................................        2,625         16,032

Cash and cash equivalents, beginning of period ..............................       10,148         19,475
                                                                                ----------     ----------
Cash and cash equivalents, end of period ....................................   $   12,773     $   35,507
                                                                                ==========     ==========
Supplemental cash flow information:
    Cash paid for interest ..................................................   $    7,335     $    6,912
                                                                                ==========     ==========
    Cash paid for income taxes ..............................................   $       --     $       --
                                                                                ==========     ==========

Supplemental schedule of noncash investing and financing activities:
    Common stock issued in connection with the EPGC merger ..................   $       --     $  165,356
                                                                                ==========     ==========
    Liabilities assumed in connection with the EPGC merger ..................   $       --     $    1,850
                                                                                ==========     ==========
    EPGC merger expenses paid by parent .....................................   $       --     $    2,895
                                                                                ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND NATURE OF BUSINESS

         On April 7, 2000, Westport Oil and Gas Company, Inc. merged with Equitable Production (Gulf) Company ("EPGC"), an indirect subsidiary of Equitable Resources, Inc. that held certain Gulf of Mexico assets (the "EPGC Properties"). This transaction was effected by a merger between a newly-formed subsidiary of EPGC and Westport Oil and Gas Company, Inc., resulting in Westport Oil and Gas Company, Inc. becoming a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation (the "Company"). The Company is owned 50.4% by Westport Energy LLC and 49.4% by ERI Investments, Inc. The remaining 0.2% is owned by two executive officers and three directors of the Company (the "Merger"). Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Rocky Mountains, the Gulf Coast, the West Texas/Mid Continent area and the Gulf of Mexico.

2.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 1999 audited financial statements set forth in the Company's Registration Statement on Form S-1, as amended (No. 333-40422).

3.       STOCK OPTION REPURCHASE

         On March 24, 2000, the Company repurchased and cancelled 1,344,510 stock options, representing all outstanding stock options, from employees and directors for approximately $3.4 million. The cost to repurchase the stock options is included in general and administrative expense in the accompanying statement of operations for the nine months ended September 30, 2000. The cost to repurchase the stock options was based on the difference between $10.85 and the exercise prices of $8.00 and $10.67 of such options. See Note 7.

4.       MERGER

         The Merger was accounted for using purchase accounting with Westport Oil and Gas as the surviving entity. The Company paid $50 million in cash from bank borrowings, issued 15.236 million shares of common stock valued at $10.85 per share and assumed liabilities of $1.85 million to consummate the Merger.

         The total purchase price of $217.2 million was allocated as follows (in thousands):

     Acquisition Costs:
        Common stock issued ..........................   $165,356
        Cash paid/Long-term debt incurred ............     50,000
        Liabilities assumed ..........................      1,850
                                                         --------
               Total acquisition costs ...............   $217,206
                                                         ========

     Allocation of Acquisition Costs:
        Oil and gas properties - proved ..............   $193,603
        Oil and gas properties - unproved ............     23,603
                                                         --------
               Total .................................   $217,206
                                                         ========

The value of the common shares issued to consummate the Merger was determined utilizing a valuation model to determine a Net Asset Value ("NAV") for each company based on the pre-tax discounted future net revenues of the companies' oil and gas reserves, derived from third party engineering reports, adjusted for the companies' other assets and liabilities. The EPGC Properties consist of 37 producing properties and 30 undeveloped blocks in the Gulf of Mexico. The results of operations of EPGC have been included in the Company's statement of operations since the closing date of April 7, 2000.

Pro Forma Results of Operations

         The following table reflects the pro forma results of operations for the nine-month periods ended September 30, 2000 and 1999 as though the Merger had occurred as of January 1, 1999. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                     2000          1999
                                                   --------       -------
                                                    (IN THOUSANDS, EXCEPT
                                                       PER SHARE DATA)
Revenues.......................................    $159,656       $97,466
Net income.....................................      32,934         7,565
Basic net income per share.....................        1.07          0.25
Diluted net income per share...................        1.06          0.25

5.       DEBT

         The Company entered into a credit agreement as of March 31, 2000 among a syndicate of banks led by Bank of America, N.A. in the aggregate amount of $325.0 million. The amount available for borrowing under the credit facility is limited to an initial borrowing base of $200.0 million, but will be redetermined semi-annually beginning on October 1, 2000. The credit agreement matures on April 4, 2003 and is secured by substantially all of the Company's oil and gas properties. Advances under the credit agreement can be in the form of either a base rate loan or a Eurodollar loan. The interest on a base rate loan is a fluctuating rate equal to (i) the higher of (a) the Federal funds rate plus 0.5% and (b) Bank of America's prime rate, plus (ii) a margin of either 0% or 0.25% depending on the amounts outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the sum of (i) a margin of between 1.00% and 1.75% depending on the amount outstanding under the credit agreement and (ii) the rate obtained by dividing the Eurodollar rate by one minus the reserve requirement for the Eurodollar loan. The credit agreement contains various covenants and restrictive provisions including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDA to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 2.5 to 1.0.

6.       HEDGING ACTIVITY

         The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and gas price volatility. The Company primarily utilizes price swaps which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks. The oil and gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (deferral) method of accounting. Under this method, realized gains and losses from the Company's price risk management activities are recognized in oil and gas revenue when the associated production occurs. Gains and losses from commodity derivatives contracts that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivatives contract and actual oil and gas prices, a gain or loss would be recognized currently to the extent the commodity derivatives contract did not offset changes in actual oil and gas prices.

         The Company recognized losses of $15.7 million and $3.6 million from hedging activities for the nine months ended September 30, 2000 and 1999, respectively.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. During the third quarter of 2000, the Company began a process to identify its derivative contracts. Based upon this initial assessment, if the Company had adopted SFAS No. 133 on October 1, 2000, it would not have had a material effect on the Company's results of operations based on current derivative activity.

7.       STOCK OPTION GRANTS

         The Company granted options to purchase 1,548,163 shares of common stock on May 8, 2000 to certain employees and directors at an exercise price of $10.85 per share. The employee options vest ratably over three years from the date of grant and have a term of 10 years. Of the 1,548,163 options granted, 1,344,510 options were deemed to be replacement options (the "Replacement Options") for those options repurchased by the Company on March 24, 2000. See
Note 3.

         In March 2000, the FASB issued FASB Interpretation No. 44 (the "Interpretation"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. The Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock options and/or awards in a business combination. The Company began applying the provisions of the Interpretation on July 1, 2000. Under provisions of the Interpretation, the Company is required to account for 1,025,723 of the Replacement Options outstanding at September 30, 2000 as variable awards from July 1, 2000 until the date the options are exercised, forfeited or expire unexercised. Compensation cost will be measured at the end of each fiscal quarter for increases in the Company's stock price after July 1, 2000 and recognized over the remaining vesting period of the options. Any decreases in the Company's stock price measured at the end of any fiscal quarter subsequent to July 1, 2000 will be recognized as a decrease in compensation cost, limited to the amount of compensation cost previously recognized. The Company recognized approximately $299,000 of compensation expense during the three months ended September 30, 2000 as a result of applying the provisions of the Interpretation.

         As of September 30, 2000, options to purchase an additional 514,737 shares of the Company's common stock were outstanding. These options will not be subject to variable accounting.

8.       SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING

         On October 19, 2000, an initial public offering was completed of 9.15 million shares of common stock at $15.00 per share. Of the total 9.15 million shares, 6.5 million shares were offered by the Company and 2.65 million shares were offered by selling stockholders. After payment of underwriting discounts, the Company initially received net proceeds of $90.9 million. Anticipated other expenses of issuance and distribution should approximate $1.2 million. The proceeds were used to repay a portion of the Company's outstanding debt.

         Prior to completion of the initial public offering, the Board of Directors approved a restated certificate of incorporation in Delaware. Subsequent to filing of the restated certificate, the Company split the common stock on a three-for-two basis by way of a stock dividend. All par value, authorized shares, common share and common per share amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion is intended to assist you in understanding our results of operations and our present financial condition. Our consolidated financial statements and the accompanying notes contain additional detailed information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. Such forward-looking statements involve risks and uncertainties that could cause actual results to differ significantly from those expressed. See "Special Note Regarding Forward-Looking Statements."

         On April 7, 2000, Westport Oil and Gas merged with EPGC. As a result of the merger, Westport Oil and Gas became a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC. In connection with this merger, we issued 15.2 million shares of common stock, paid cash of $50.0 million and assumed liabilities of $1.8 million. We increased our proved reserves by 129.8 Bcfe and our Gulf of Mexico leasehold by 157,000 net acres.

         Our results of operations are significantly impacted by the price of oil and natural gas. The prices we receive for our oil vary from NYMEX prices based on the location and quality of the crude oil. The prices we receive for our natural gas are based on Henry Hub prices reduced by transportation and processing fees.

RESULTS OF OPERATIONS

         The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving entity. Westport Resources Corporation began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date. The discussion below includes a comparison of our results of operations for the three months and nine months ended September 30, 2000 and 1999.

         REVENUES. Oil and natural gas revenues for the three months ended September 30, 2000 increased by $43.9 million, or 227%, from $19.3 million to $63.2 million. Production from the acquired EPGC properties accounted for $33.7 million of the increase and the remaining increase resulted from increases of 54% and 81% in realized oil and natural gas prices, respectively. The increase of 7,850 Mmcfe in production volumes from 8,098 Mmcfe in the 1999 quarter to 15,948 Mmcfe in the 2000 quarter was primarily due to 7,462 Mmcfe from the acquired EPGC properties. Hedging transactions had the effect of reducing oil and natural gas revenues by $7.2 million and $3.5 million, or $0.45 and $0.44 per Mcfe, for the three months ended September 30, 2000 and 1999, respectively. We have no hedges extending beyond 2000.

         Oil and natural gas revenues for the nine months ended September 30, 2000 increased by $89.5 million, or 175%, from $51.2 million to $140.7 million. Production from the acquired EPGC properties accounted for $59.2 million of the increase and the remaining increase resulted from increases of 88% and 87% in realized oil and natural gas prices, respectively. The increase of 14,933 Mmcfe in production volumes from 24,761 Mmcfe in the 1999 period to 39,694 Mmcfe in the 2000 period was primarily due to 14,675 Mmcfe from the acquired EPGC properties. Hedging transactions had the effect of reducing oil and natural gas revenues by $15.7 million and $3.6 million, or $0.39 and $0.14 per Mcfe, for the nine months ended September 30, 2000 and 1999, respectively.

         LEASE OPERATING EXPENSE. Lease operating expense for the three months ended September 30, 2000 increased by $1.9 million, or 31%, from $6.2 million to $8.1 million. Lease operating expenses from the acquired EPGC properties accounted for $1.8 million of the increase. On a per Mcfe basis, lease operating expense decreased from $0.77 to $0.51, primarily due to the lower lease operating expense associated with the acquired EPGC properties.

         Lease operating expense for the nine months ended September 30, 2000 increased by $7.3 million, or 44%, from $16.3 million to $23.6 million. Lease operating expenses from the acquired EPGC properties accounted for $3.9 million of the increase and additional well reactivations and well maintenance work performed during the nine months ended September 30, 2000 after the recovery of oil and natural gas prices in the second half of 1999 accounted for the balance. On a per Mcfe basis, lease operating expense decreased from $0.66 to $0.59, primarily as a result of the lower lease operating expense associated with the acquired EPGC properties.

         PRODUCTION TAXES. Production taxes for the three months ended September 30, 2000 increased by $1.2 million, or 74%, from $1.6 million to $2.8 million. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 7.1% to 4.0%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger, which increased the number of offshore properties we own that are not subject to production taxes.

         Production taxes for the nine months ended September 30, 2000 increased by $3.7 million, or 96%, from $3.8 million to $7.5 million. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 6.9% to 4.8%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger, which increased the number of offshore properties we own that are not subject to production taxes.

         EXPLORATION COSTS. Exploration costs for the three months ended September 30, 2000 and 1999 were comparable at $1.3 million and $1.2 million, respectively.

         Exploration costs increased $4.3 million, or 132%, during the nine months ended September 30, 2000, from $3.3 million to $7.6 million. The increase was primarily attributable to 3-D seismic data purchased in the Gulf of Mexico related to the acquired EPGC properties and two unsuccessful wells drilled in the first half of 2000.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased $16.5 million during the three months ended September 30, 2000 from $2.9 million to $19.4 million. Depletion related to the acquired EPGC properties caused DD&A expense to increase $11.9 million. The remaining increase was due to the additions in oil and natural gas properties since September 30, 1999.

         DD&A expense increased $22.8 million during the nine months ended September 30, 2000 from $19.2 million to $42.0 million. Depletion related to the acquired EPGC properties caused DD&A expense to increase $22.2 million. The remaining increase was due to the additions in oil and natural gas properties since September 30, 1999, offset partially by a lower depletion rate resulting from an increase in estimated proved reserves resulting from higher oil and natural gas prices at September 30, 2000 as compared to September 30, 1999.

         IMPAIRMENT OF UNPROVED PROPERTIES. During the three months ended September 30, 2000, we recognized unproved property impairments of $0.4 million, as a result of an assessment of the exploration opportunities existing on such properties. The $0.4 million consisted of leases held in North Dakota and Wyoming. During the three months ended September 30, 1999, we recognized unproved property impairments of $1.4 million of which $1.3 million was associated with a prospect off the coast of Argentina.

         During the nine months ended September 30, 2000, we recognized unproved property impairments of $1.9 million, as a result of an assessment of the exploration opportunities existing on such properties. The $1.9 million consisted of $0.6 million for leases held offshore, $0.4 million for leases held in Kansas, $0.3 million for leases held in North Dakota and $0.6 million for various leases held in Louisiana and Wyoming. During the nine months ended September 30, 1999, we recognized unproved property impairments of $1.4 million of which $1.3 million was associated with a prospect off the coast of Argentina.

         STOCK COMPENSATION EXPENSE. During the three months ended September 30, 2000, we recognized $0.3 million of stock compensation expense as a result of applying the provisions of FASB Interpretation No 44. There was no stock compensation expense recorded for the three months ended September 30, 1999.

         During the nine months ended September 30, 2000, we recognized $3.7 million of stock compensation expense primarily due to a one-time stock compensation expense of $3.4 million related to the repurchase of employee stock options. There was no stock compensation expense recorded for the nine months ended September 30, 1999.

         GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $1.1 million, or 103%, during the three months ended September 30, 2000, from $1.0 million to $2.1 million. In connection with the EPGC merger, additional employees were hired in the Houston office which accounted for a $1.3 million increase in G&A expense.

         G&A expense increased $1.3 million, or 31%, during the nine months ended September 30, 2000, from $4.0 million to $5.3 million. The additional employees hired in connection with the EPGC merger accounted for a $2.5 million increase. Offsetting the increase in G&A expense was a $0.6 million increase in overhead recoveries from additional drilling in 2000 and $0.5 million additional costs incurred in 1999 related to closing down an office acquired in an acquisition.

         OTHER INCOME (EXPENSE). Other income (expense) for the three months ended September 30, 2000 was $0.5 million compared to ($2.7 million) for the three months ended September 30, 1999. Interest expense increased $0.8 million from $2.4 million in the three months ended September 30, 1999 to $3.2 million in the three months ended September 30, 2000 as a result of $50 million in additional borrowings relating to the EPGC merger. The increased interest expense recorded in the three months ended September 30, 2000 was offset by a $3.4 million gain on the sale of assets.

         Other income (expense) for the nine months ended September 30, 2000 was ($4.4 million) compared to ($2.6 million) for the nine months ended September 30, 1999. Interest expense increased $1.6 million from $6.9 million for the nine months ended September 30, 1999 to $8.5 million for the nine months ended September 30, 2000 as a result of $50 million in additional borrowings relating to the EPGC merger and an increase in interest rates. Interest expense recorded in the nine months ended September 30, 2000 was offset by a $3.4 million gain on the sale of assets, while interest expense recorded in the nine months ended September 30, 1999 was offset by a $3.9 million gain on the sale of assets.

         INCOME TAXES. We recorded income tax expense of $10.2 million for the three months ended September 30, 2000 and no income tax expense or benefit for the three months ended September 30, 1999. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the credits from applying enhanced recovery methods.

         We recorded income tax expense of $15.2 million for the nine months ended September 30, 2000 and no income tax expense or benefit for the nine months ended September 30, 1999. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the credits from applying enhanced recovery methods.

         NET INCOME. Net income for the three months ended September 30, 2000 was $19.0 million compared to a net income of $2.3 million for the three months ended September 30, 1999. The variance was primarily attributable to an increase in revenues of $43.9 million, partially offset by increases of $20.1 million in operating expenses and $10.2 million in income tax expense.

         Net income for the nine months ended September 30, 2000 was $29.6 million compared to a net income of $0.5 million for the nine months ended September 30, 1999. The variance was primarily attributable to an increase in revenues of $89.5 million, partially offset by increases of $43.5 million in operating expenses and $15.2 million in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         Principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

         Cash flow from operating activities was $64.9 million for the nine months ended September 30, 2000 compared to $8.7 million for the nine months ended September 30, 1999. The operating cash flow in the nine month period increased compared to the prior period due to the increase in commodity prices and increase in production as a result of the merger with EPGC.

         Cash flow used in investing activities was $88.0 million for the nine months ended September 30, 2000 compared to cash flow generated from investing activities of $19.5 million for the nine months ended September 30, 1999. Investing activities for the nine months ended September 30, 2000 include capital expenditures of $93.5 million, $42.4 million of which resulted from the merger with EPGC, offset by proceeds from sales of properties of $6.3 million. For the nine months ended September 30, 1999, capital expenditures totaled $5.9 million offset by proceeds from sales of properties of $25.0 million.

         Net cash generated from financing activities was $39.1 million for the nine months ended September 30, 2000 compared to net cash used in financing activities of $25.6 million for the nine months ended September 30, 1999. Financing activities for the nine months ended September 30, 2000 reflect borrowings of $50.0 million utilized to consummate the merger with EPGC offset by repayments of long-term debt of $11.0 million. For the nine months ended September 30, 1999, repayments of long-term debt was $42.0 million offset by proceeds of $16.4 million from the sale of common stock. The long-term debt balance at September 30, 2000 was $145.5 million. As of September 30, 2000, the Company was in compliance with all credit agreement covenants.

         On October 19, 2000, an initial public offering was completed of 9.15 million shares of our common stock at $15.00 per share. Of the total 9.15 million shares, 6.5 million shares were offered by the Company and 2.65 million shares were offered by selling stockholders. After payment of underwriting discounts, the Company initially received net proceeds of $90.9 million. Anticipated other expenses of issuance and distribution should approximate $1.2 million. The proceeds from the offering and available cash were used to repay $105.0 million of our outstanding debt. As of November 3, 2000 the outstanding balance under our credit facility was $40.5 million, leaving $159.5 million available under our credit agreement.

RISK FACTORS

         In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects.

OIL AND NATURAL GAS PRICES FLUCTUATE WIDELY, AND LOW PRICES COULD HARM OUR BUSINESS.

         Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Declines in the prices of, or demand for, oil and natural gas may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. We have had considerable losses in previous years as a result, in part, of this commodity price volatility. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

         o  worldwide and domestic supplies of oil and natural gas;

         o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls;

         o  political instability or armed conflict in oil-producing regions;

         o  the price and level of foreign imports;

         o  the level of consumer demand;

         o  the price and availability of alternative fuels;

         o  the availability of pipeline capacity;

         o  weather conditions;

         o  domestic and foreign governmental regulations and taxes; and

         o  the overall economic environment.

WE ARE VULNERABLE TO RISKS ASSOCIATED WITH OPERATING IN THE GULF OF MEXICO BECAUSE A SUBSTANTIAL PORTION OF OUR EXPLORATION AND PRODUCTION ACTIVITIES IS CONDUCTED IN THAT AREA.

         Our operations and financial results are significantly impacted by conditions in the Gulf of Mexico because we currently explore and produce extensively in that area, including, in particular, our operations in the West Cameron 180/198 complex. This concentration of activity makes us more vulnerable than some of our competitors to the risks associated with operating in the Gulf of Mexico, including those relating to:

         o  adverse weather conditions;

         o  oil field service costs and availability;

         o  compliance with environmental and other laws and regulations; and

         o  failure of equipment or facilities.

         In addition, some of our exploration is in the deep waters of the Gulf of Mexico, where operations are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico lack the physical and oil field service infrastructure present in the shallower waters of the Gulf of Mexico. As a result, deep water operations may require a significant amount of time between a discovery and the time that we can market the oil or natural gas, thereby increasing the risk involved with these operations.

         Further, production of reserves from reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. This results in recovery of a relatively higher percentage of reserves from properties in the Gulf of Mexico during the initial few years of production, and as a result, our reserve replacement needs from new prospects are greater. Also, our revenues and return on capital will depend significantly on prices prevailing during these relatively short production periods.

EXPLORATION IS A HIGH-RISK ACTIVITY. THE SEISMIC DATA AND OTHER ADVANCED TECHNOLOGIES WE USE ARE EXPENSIVE AND CANNOT ELIMINATE EXPLORATION RISK.

         Our future success depends in part on the success of our exploratory drilling program. Poor results from our exploration activities could affect our future results of operations and harm our financial condition. Exploration activities involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. In addition, we often are uncertain as to the future cost or timing of drilling, completing and producing wells. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

         o  unexpected drilling conditions;

         o  title problems;

         o  pressure or irregularities in formations;

         o  equipment failures or accidents;

         o  adverse weather conditions;

         o  compliance with environmental and other governmental requirements;
            and

         o cost of, or shortages or delays in the availability of, drilling rigs and equipment.

         We rely to a significant extent on seismic data and other advanced technologies in conducting our exploration activities. Even when used and properly interpreted, seismic data and visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically producible. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. We could incur losses as a result of these expenditures.

THE FAILURE TO REPLACE OUR RESERVES WOULD ADVERSELY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION.

         In general, the volume of production from oil and natural gas properties declines as reserves are depleted. If we fail to replace our reserves, our operations and financial condition could be adversely affected. Except to the extent we acquire properties containing proved reserves or conduct successful exploitation and exploration activities, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent upon our success in finding or acquiring additional reserves at attractive rates of return. In order to increase reserves and production, we must continue development drilling and recompletion programs, pursue exploration and drilling programs or undertake other replacement activities. Our planned exploitation and exploration projects and acquisition activities may not result in significant additional reserves, and our efforts to drill productive wells at favorable finding costs may not be successful.

RESERVE ESTIMATES ARE INHERENTLY UNCERTAIN. ANY MATERIAL INACCURACIES IN OUR RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS, SUCH AS THE DISCOUNT RATE USED, COULD CAUSE THE QUANTITIES AND NET PRESENT VALUE OF OUR RESERVES TO BE OVERSTATED.

         There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, that could cause the quantities and net present value of our reserves to be overstated. Our reserve information represents estimates based on reports prepared by independent petroleum engineers. Petroleum engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:

         o historical production from the area compared with production from other producing areas;

         o assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices;

         o  future operating costs;

         o  severance and excise taxes;

         o  capital expenditures; and

         o  workover and remedial costs.

         Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. Net present values should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with requirements of the Securities and Exchange Commission, or SEC, the estimated discounted net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.

COMPETITION IN OUR INDUSTRY IS INTENSE, AND MANY OF OUR COMPETITORS HAVE GREATER FINANCIAL, TECHNOLOGICAL AND OTHER RESOURCES THAN WE DO.

         We operate in the highly competitive areas of oil and natural gas exploitation, exploration and acquisition. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology- driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

         o seeking to acquire desirable producing properties or new leases for future exploration;

         o  marketing our oil and natural gas production;

         o  integrating new technologies; and

         o seeking to acquire the equipment and expertise necessary to develop and operate our properties.

         Many of our competitors have financial, technological and other resources substantially greater than ours. These companies may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. For example, we have historically participated in property auctions, including the Federal offshore lease auctions. To the extent our competitors are able to pay more for auction properties than we are, we will be at a competitive disadvantage. Further, many of our competitors may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

WE ARE SUBJECT TO COMPLEX LAWS AND REGULATIONS, INCLUDING ENVIRONMENTAL REGULATIONS, THAT CAN ADVERSELY AFFECT THE COST, MANNER OR FEASIBILITY OF DOING BUSINESS.

         Exploration for and exploitation, production and sale of oil and natural gas in the United States, and especially in the Gulf of Mexico, are subject to extensive Federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Further, these laws and regulations could change in ways that substantially increase our costs. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

         o  discharge permits for drilling operations;

         o  drilling bonds;

         o  spacing of wells;

         o  unitization and pooling of properties;

         o  environmental protection;

         o  reports concerning operations; and

         o  taxation.

         Under these laws and regulations, we could be liable for:

         o  personal injuries;

         o  property damage

         o  oil spills;

         o  discharge of hazardous materials;

         o  well reclamation costs;

         o  remediation and clean-up costs; and

         o  other environmental damages.

WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT OPERATE.

         Other companies operate a substantial percentage of the net present value of our reserves. As a result, we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and exploitation activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

         o  timing and amount of capital expenditures;

         o  the operator's expertise and financial resources;

         o  approval of other participants in drilling wells; and

         o  selection of technology.

OUR BUSINESS INVOLVES MANY OPERATING RISKS WHICH MAY RESULT IN SUBSTANTIAL LOSSES. INSURANCE MAY BE UNAVAILABLE OR INADEQUATE TO PROTECT US AGAINST THESE RISKS.

         Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

         o  fires;

         o  natural disasters;

         o  explosions;

         o  formations with abnormal pressures;

         o  casing collapses;

         o  embedded oilfield drilling and service tools;

         o uncontrollable flows of underground natural gas, oil and formation water;

         o  blowouts;

         o  surface cratering;

         o  pipeline ruptures or cement failures; and

         o environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases.

         Any of these risks can cause substantial losses resulting from:

         o  injury or loss of life;

         o damage to and destruction of property, natural resources and equipment;

         o  pollution and other environmental damage;

         o  regulatory investigations and penalties;

         o  suspension of our operations; and

         o  repair and remediation costs.

         In addition, our offshore operations in the Gulf of Mexico are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to our facilities and could interrupt production. For example, some of our offshore facilities in the Gulf of Mexico were damaged by a hurricane in 1998. If we experience any of these problems, our business and operations may be harmed and our ability to acquire, explore and develop properties may be reduced or eliminated.

         As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses. However, losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operations.

OUR EXPLOITATION, ACQUISITION AND EXPLORATION OPERATIONS REQUIRE SUBSTANTIAL CAPITAL, AND WE MAY BE UNABLE TO OBTAIN NEEDED FINANCING ON SATISFACTORY TERMS.

         We make and will continue to make substantial capital expenditures in exploitation, acquisition and exploration projects. We intend to finance these capital expenditures with cash flow from operations and our existing financing arrangements. Additional financing sources may be required in the future to fund our developmental and exploratory drilling. We cannot be certain that financing will continue to be available under existing or new financing arrangements, or that we will be able to obtain necessary financing on acceptable terms, if at all. If additional capital resources are not available, we may be forced to curtail our drilling, acquisition and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

THE ACQUISITION OF OIL AND NATURAL GAS PROPERTIES IMPOSES SUBSTANTIAL RISKS.

         We constantly evaluate acquisition opportunities and frequently engage in bidding and negotiation for acquisitions, many of which are substantial. We may not be successful in identifying or acquiring any material property interests, which could prevent us from replacing our reserves and adversely affect our operations and financial condition. If successful in this process, we may be required to alter or increase substantially our capitalization to finance these acquisitions through the use of cash on hand, issuance of additional debt or equity securities, the sale of production payments, borrowing of additional funds or otherwise. Our existing credit agreement includes covenants limiting our ability to incur additional indebtedness. If we were to proceed with one or more acquisitions for stock, our stockholders would suffer dilution of their interests. These additional capitalization requirements may significantly affect our risk profile. The acquisition of properties that are substantially different in operating or geologic characteristics or geographic locations from our existing properties could change the nature of our operations and business. While we intend to concentrate on acquiring producing properties with exploitation and exploration potential located in our current areas of operation, we may decide to acquire properties located in other geographic regions.

HEDGING OUR PRODUCTION MAY RESULT IN LOSSES.

         To reduce our exposure to fluctuations in the prices of oil and natural gas, we currently and may in the future enter into hedging arrangements. We have incurred losses as a result of hedging arrangements in the past. Hedging arrangements expose us to a risk of financial loss in some circumstances, including the following:

         o  production is less than expected;

         o the counter-party to the hedging contract defaults on its contract obligations; or

         o there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, these hedging arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas. If we choose not to engage in hedging arrangements in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in hedging arrangements.

OUR OPERATIONS REQUIRE US TO ATTRACT AND RETAIN EXPERIENCED TECHNICAL PERSONNEL.

         Our exploratory drilling success depends, in part, on our ability to attract and retain experienced explorationists and other professional personnel. We currently employ explorationists and engineers, engineering consultants and geology/geophysical consultants, all of whom have experience in the geographic areas to which we have assigned them. Competition for experienced explorationists and engineers is extremely intense. If we cannot retain these personnel or attract additional experienced personnel, our ability to compete in the geographic regions in which we conduct our operations could be harmed.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER OR OTHER KEY PERSONNEL COULD ADVERSELY AFFECT US.

         We depend to a large extent on the efforts and continued employment of Donald D. Wolf, our chief executive officer and chairman, Barth E. Whitham, our president and chief operating officer, and other key personnel. The loss of the services of Messrs. Wolf or Whitham or other key personnel could adversely affect our business. In addition, it is a default under our credit agreement if both Mr. Wolf and Mr. Whitham cease to act in their current capacities as officers of Westport.

THE MARKETABILITY OF OUR PRODUCTION IS DEPENDING UPON FACTORS OVER WHICH WE HAVE NO CONTROL.

         The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could adversely impact our ability to deliver the oil and natural gas we produce to market in an efficient manner, which could harm our financial condition and results of operations. We deliver oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market oil and natural gas is affected and may be also harmed by:

         o  Federal and state regulation of oil and natural gas production;

         o  transportation, tax and energy policies;

         o  changes in supply and demand; and

         o  general economic conditions.

OUR PRINCIPAL STOCKHOLDERS OWN A SIGNIFICANT AMOUNT OF COMMON STOCK, GIVING THEM A CONTROLLING INFLUENCE OVER CORPORATE TRANSACTIONS AND OTHER MATTERS.

         Westport Energy LLC (formerly Westport Energy Corporation) and ERI Investments, Inc. (an affiliate of Equitable Production Company), our principal stockholders beneficially own a significant amount of our outstanding common stock. Accordingly, these stockholders, acting together, are able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. These factors may also delay or prevent a change in the management or voting control of Westport.

         In addition, we entered into an agreement with our principal stockholders in connection with the merger on April 7, 2000 between Westport Oil and Gas Company, Inc. and Equitable Production (Gulf) Company, an indirect, wholly-owned subsidiary of Equitable Resources, Inc., that allows these stockholders to maintain their position of control by, among other things, addressing how these stockholders will vote their shares in the election of directors.

OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY.

         The trading price of our common stock, and the price at which we may sell securities in the future, could be subject to significant fluctuations in response to government regulations, variations in quarterly operating results, the prices of oil and natural gas and other factors. For example, changes in regulations applicable to the Gulf of Mexico could adversely affect our business and operations, and, thus, result in significant fluctuations in the trading price of our common stock.

WE HAVE NOT PAID DIVIDENDS AND DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

         We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs and plans for expansion. The declaration and payment of any future dividends is currently prohibited by our credit agreement and may be similarly restricted in the future.

OUR CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD DISCOURAGE AN ACQUISITION OR CHANGE OF CONTROL OF WESTPORT.

         Our certificate of incorporation authorizes the issuance of preferred stock without stockholder approval. Our board of directors has the power to determine the price and terms of any preferred stock. The ability of our board of directors to issue one or more series of preferred stock without stockholder approval could deter or delay unsolicited changes of control by discouraging open market purchases of our common stock or a non-negotiated tender or exchange offer for our common stock. Discouraging open market purchases may be disadvantageous to our stockholders who may otherwise desire to participate in a transaction in which they would receive a premium for their shares.

         In addition, some provisions of our certificate of incorporation and bylaws may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions include:

         o a board that is divided into three classes, which are elected to serve staggered three-year terms;

         o provisions under which generally only our chairman, president or secretary may call a special meeting of the stockholders;

         o provisions that permit our board of directors to increase the number of directors up to fifteen directors and to fill these positions without a vote of the stockholders;

         o provisions under which no director may be removed at any time except for cause and by a majority vote of the outstanding shares of voting stock; and

         o provisions under which stockholder action may be taken only at a stockholders meeting and not by written consent of the stockholders.

These provisions may have the effect of discouraging takeovers, even if the change of control might be beneficial to our stockholders.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock.

         As of November 13, 2000, we had 37,384,041 shares of common stock outstanding. Some of our current stockholders are subject to agreements that limit their ability to sell their common stock. These holders cannot sell or otherwise dispose of any shares of common stock until April 17, 2001 without the prior written approval of Credit Suisse First Boston Corporation, which could, in its sole discretion, elect to permit resale of shares by existing stockholders prior to such date.

         In addition, some of our current stockholders have "demand" and/or "piggyback" registration rights in connection with future offerings of our common stock. "Demand" rights enable the holders to demand that their shares be registered and may require us to file a registration statement under the Securities Act at our expense. "Piggyback" rights provide for notice to the relevant holders of our stock if we propose to register any of our securities under the Securities Act, and grant such holders the right to include their shares in the registration statement. In connection with our initial public offering, all holders with registration rights have agreed not to exercise their rights until April 17, 2001 without the consent of Credit Suisse First Boston Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include, among other things, statements relating to:

         o  amount, nature and timing of capital expenditures;

         o  drilling of wells;

         o  timing and amount of future production of oil and natural gas;

         o  operating costs and other expenses;

         o  cash flow and anticipated liquidity;

         o  prospect exploitation and property acquisitions; and

         o  marketing of oil and natural gas.

         Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Actual future results may vary materially. Factors that could cause our results to differ materially from the results discussed in the forward-looking statements include the risks described above under "Risk Factors," including:

         o  the risks associated with exploration;

         o our ability to find, acquire, market, develop and produce new properties;

         o  oil and natural gas price volatility;

         o uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of exploitation expenditures;

         o  operating hazards attendant to the oil and natural gas business;

         o drilling and completion risks that are generally not recoverable from third parties or insurance;

         o potential mechanical failure or underperformance of significant wells;

         o  climatic conditions;

         o  availability and cost of material and equipment;

         o  actions or inactions of third-party operators of our properties;

         o  our ability to find and retain skilled personnel;

         o  availability of capital;

         o  the strength and financial resources of our competitors;

         o  regulatory developments;

         o  environmental risks; and

         o  general economic conditions.

         When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently sell most of our oil and natural gas production under price sensitive or market price contracts. To reduce our exposure to fluctuations in oil and natural gas prices, we occasionally enter into hedging arrangements. However, these contracts may also limit the benefits we would realize if prices increase.

         As of October 1, 2000, we had entered into the following hedging arrangements covering the period beginning October 1, 2000 through December 31, 2000. One Mmbtu approximates one Mcf of natural gas.

                                               Natural Gas Swaps              Oil Collars
                                         ---------------------------   ---------------------------
                                                                                                     Average
                                           Average         Average                      Average        NYMEX
                                         Daily Volume       NYMEX      Average Daily   NYMEX Floor    Ceiling
Time Period                                (Mmbtu)       Price/Mmbtu    Volume (bbl)    Price/bbl    Price/bbl
-----------                              ------------    -----------   -------------   -----------   ---------
10/1/00-12/31/00...................            16,000    $      2.52           2,000     $18.25        $20.62
10/1/00-12/31/00...................                --             --           2,000      18.25         21.30
10/1/00-12/31/00...................                --             --           1,000      20.50         24.30

         While it is not our intention to terminate any of the arrangements, we estimate we would have had to pay approximately $8.8 million to terminate the existing arrangements on September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) During the quarter ended September 30, 2000, we sold the securities set forth below, which were not registered under the Securities Act of 1933:

         o In August 2000, each of Randy Stein and Peter R. Hearl were issued 535 shares of our common stock in connection with his service as a director.

         o In September 2000, Thomas A. Petrie purchased 13,018 shares of our common stock upon exercise of stock options granted to Mr. Petrie in connection with his service as a director.

         The sales of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2) of the Securities Act of 1933 for the following reasons:

         o The transactions involved a limited group of recipients and did not involve any public offering of securities;

         o We engaged in no general solicitations or advertising in connection with the transactions;

         o The recipients of the securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or in connection with any distribution thereof;

         o Appropriate legends were affixed to the securities issued in such transactions; and

         o All recipients were accredited investors within the definition of Regulation D, were financially sophisticated and had adequate access to the type of information about us that would be included in a registration statement.

         (b) On October 19, 2000 (subsequent to the reporting period), we commenced our initial public offering, which consisted of 9,150,000 shares of our common stock, par value $0.01 per share (including 2,650,000 shares offered by the selling stockholders) at $15.00 per share pursuant to the registration statement (No. 333-40422) declared effective by the SEC on October 19, 2000. The managing underwriters were Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Petrie Parkman & Co., Inc. and Banc of America Securities LLC. Aggregate proceeds from the offering were $137,250,000 (including $39,750,000 payable to the selling stockholders). The underwriters have an option to purchase a maximum of 1,350,000 additional shares from us to cover over-allotments of shares. The option is exercisable until November 19, 2000.

         Our registration statement was declared effective October 19, 2000, and the offering was completed on October 25, 2000. Accordingly, we did not receive any proceeds from the offering during the reporting period. In connection with the offering, we incurred total expenses of approximately $10.4 million, including underwriting discounts and commissions of approximately $9.3 and approximately $1.2 million in other expenses. Subsequent to the reporting period, after deducting expenses of the offering, we received net offering proceeds of $89.8 million. We used the net offering proceeds to repay a portion of the debt under our credit agreement. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the quarter ended September 30, 2000, we solicited a written consent effective August 22, 2000 from our stockholders regarding the approval of our Second Amended and Restated Certificate of Incorporation and approval of our Second Amended and Restated Bylaws. Both matters were approved unanimously by our stockholders.

ITEM 5.       OTHER INFORMATION.

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits are filed as part of this Form
    10-Q:

        2 Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

        3.1* Second Amended and Restated Certificate of Incorporation of the Company.

        3.2 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

        4 Specimen Certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

       10*          Westport Resources Corporation 2000 Stock Incentive Plan.

       27*          Financial Data Schedule.

----------
*Filed herewith.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 2000          WESTPORT RESOURCES CORPORATION



                                  By: /s/ Donald D. Wolf
                                     -------------------------------------------
                                  Name: Donald D. Wolf
                                  Title:  Chairman and Chief Executive Officer


Date:  November 16, 2000          By: /s/ James H. Shonsey
                                     -------------------------------------------
                                  Name: James H. Shonsey
                                  Title:  Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
   2        Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy
            Corporation, Equitable Production Company, Equitable Production
            (Gulf) Company and EPGC Merger Sub Corporation (Incorporated by
            reference to Exhibit 2.1 of the Company's Registration Statement on
            Form S-1, Registration No. 333-40422).

   3.1*     Second Amended and Restated Certificate of Incorporation of the
            Company.

   3.2 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

   4        Specimen Certificate for shares of Common Stock of the Company
            (Incorporated by reference to Exhibit 4 of the Company's
            Registration Statement on Form S-1, Registration No. 333-40422).

   10*      Westport Resources Corporation 2000 Stock Incentive Plan.

   27*      Financial Data Schedule.

----------
*Filed herewith.