Form 10-K405
period 2000-12-31
WESTPORT RESOURCES CORP
filed 2001-03-16
CIK 1117021

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from            to          .

                       Commission file number: 001-16093

                         WESTPORT RESOURCES CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                 23-3020832
     (State of incorporation or                     (I.R.S. Employer
            organization)                          Identification No.)

                       410 Seventeenth Street, Suite 2300
                             Denver, Colorado 80202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (303) 573-5404
              (Registrant's telephone number including area code):

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Securities                  Exchanges on which Registered
            Common Stock                         New York Stock Exchange
      par value $.01 per share

          Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 2001, 38,419,041 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

   As of March 1, 2001, the aggregate market value of the outstanding shares of common stock held by non-affiliates was approximately $213,769,878.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Parts of the definitive proxy statement for the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Table of Contents

                                                                           Page
                                                                           ----
 Special Note Regarding Forward-Looking Statements.......................    1

 Item No.
 --------
 PART I
 Item 1.  Business......................................................     2
 Item 2.  Properties....................................................    18
 Item 3.  Legal Proceedings.............................................    26
 Item 4.  Submission of Matters to a Vote of Security Holders...........    26

 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    27
 Item 6.  Selected Financial Data.......................................    29
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    30
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    37
 Item 8.  Financial Statements and Supplementary Data...................    38
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    38

 PART III
 Item 10. Directors and Executive Officers of the Registrant............    38
 Item 11. Executive Compensation........................................    38
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    38
 Item 13. Certain Relationships and Related Transactions................    39

 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................    40

 Signatures..............................................................   42

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Our disclosure and analysis in this report, including information incorporated by reference, contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include, among other things, statements relating to:

  .  amount, nature and timing of capital expenditures;

  .  drilling of wells;

  .  timing and amount of future production of oil and natural gas;

  .  operating costs and other expenses;

  .  cash flow and anticipated liquidity;

  .  prospect exploitation and property acquisitions; and

  .  marketing of oil and natural gas.

   Any or all of our forward-looking statements in this report, including information incorporated by reference, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under "Risk Factors" in "Item 1. Business" will be important in determining future results. Actual future results may vary materially. Factors that could cause our results to differ materially from the results discussed in the forward-looking statements include the risks described under "Risk Factors," including:

  .  the risks associated with exploration;

  . our ability to find, acquire, market, develop and produce new properties;

  .  oil and natural gas price volatility;

  . uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of exploitation expenditures;

  .  operating hazards attendant to the oil and natural gas business;

  . drilling and completion risks that are generally not recoverable from third parties or insurance;

  .  potential mechanical failure or underperformance of significant wells;

  .  climatic conditions;

  .  availability and cost of material and equipment;

  .  actions or inactions of third-party operators of our properties;

  .  our ability to find and retain skilled personnel;

  .  availability of capital;

  .  the strength and financial resources of our competitors;

  .  regulatory developments;

  .  environmental risks; and

  .  general economic conditions.

   When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made.

                                     PART I

ITEM 1. BUSINESS

About Westport

   Westport Resources Corporation, or Westport, is an independent energy company engaged in oil and natural gas exploitation, acquisition and exploration activities primarily in the United States. References in this report to "Westport," "we," "our" or "us" refer to Westport Resources Corporation. Westport was formed in connection with the merger of Westport Oil and Gas Company, Inc. with Equitable Production (Gulf) Company, an indirect, wholly-owned subsidiary of Equitable Resources, Inc. that held certain Gulf of Mexico assets. We have provided definitions for some of the oil and natural gas industry terms used in this report in the "Glossary of Oil and Natural Gas Terms" beginning on page 16.

   We conduct operations in the Gulf of Mexico, the Rocky Mountains, West Texas/Mid-Continent and the Gulf Coast. We focus on maintaining a balanced portfolio of lower-risk, long-life onshore reserves and higher-margin offshore reserves to provide a diversified cash flow foundation for our exploitation, acquisition and exploration activities. Onshore, we have built a strong asset base and achieved steady growth through both property acquisitions and exploitation activities. We expect to further develop these properties through lower-risk recovery methods. In the Gulf of Mexico, we own interests in 67 developed blocks and 67 undeveloped blocks, within which we have realized several recent discoveries and have assembled a large number of future drilling opportunities. We have budgeted $170 million capital expenditures for 2001 to pursue our exploitation and exploration opportunities. We believe that our exploitation and acquisition expertise and our sizable exploration inventory, together with our operating experience and efficient cost structure, provide us with substantial growth potential.

   As of December 31, 2000, we had proved reserves of 454 billion cubic feet equivalent of natural gas, or Bcfe, with a net present value, which is the pre-tax future net revenues discounted at 10%, of $1,571 million based on NYMEX prices of $26.83 per barrel of oil and $9.52 per million British thermal units, or Mmbtu, of natural gas. These reserves, of which 54% were natural gas and 79% were classified as proved developed, had a reserve life index of 8.1 years. We operate over 70% of the net present value of our reserves, allowing us to better manage expenses, capital allocation and the decision-making processes related to other aspects of exploitation and exploration activities. We produced 55.8 Bcfe in 2000. The following table sets forth the volume and net present value of our proved reserves as of December 31, 2000 and a summary of our 2000 production by area:


                               As of December 31, 2000      Fiscal Year 2000
                            ----------------------------- ---------------------
                             Proved  Net Present % of Net  Average
                            Reserves  Value (in  Present  Production    % of
Area                         (Bcfe)   millions)   Value   (Mmcfe/d)  Production
----                        -------- ----------- -------- ---------- ----------
Gulf of Mexico.............  166.7    $  910.4     58.0%     69.5       45.5%
Rocky Mountains............  190.7       372.6     23.7      58.3       38.2
West Texas/Mid-Continent...   57.9       115.9      7.4      12.4        8.2
Gulf Coast.................   39.0       172.0     10.9      12.3        8.1
                             -----    --------    -----     -----      -----
Total......................  454.3    $1,570.9    100.0%    152.5      100.0%
                             =====    ========    =====     =====      =====

Our Strategy

   Our strategy is to continue to grow our reserve base, diversify our risk profile and expand our investment opportunities by executing on lower-risk exploitation projects and acquisitions (65% to 75% of our capital budget), as well as drilling higher-impact exploration prospects (25% to 35% of our capital budget), thereby balancing risk while maintaining significant potential for growth. To accomplish this we will:

  . enhance our existing and acquired properties through exploitation to increase production and enlarge our reserve base;

  . pursue acquisitions with developmental upside to grow our inventory of exploitation projects and to employ our operating expertise; and

  . generate and drill an extensive prospect inventory in the Gulf of Mexico by applying current technology and leveraging off our significant operational capabilities in that area.

   We intend to implement our strategy as follows:

   Continue an Active Exploitation Program. In 2000, we drilled 153 development wells onshore and 24 development wells in the Gulf of Mexico, of which 169 were successful. Additionally, we expanded two secondary recovery projects. We have identified significant prospective exploitation projects both onshore and offshore.

   In 2001, we will continue onshore exploitation programs in the Powder River Basin coalbed methane play with 85 to 100 wells, Southwestern Wyoming with five to 10 natural gas wells, the Howard Glasscock field (Permian Basin) with 25 to 30 injectors and oil producers, the Northern Louisiana complex with 45 to 50 wells and the Wiley Field and South Fryburg Tyler area with 15 to 20 horizontal wells. Offshore we will install production facilities on discoveries on five blocks and continue to drill a three- to seven-well development program on the West Cameron 180/198 complex.

   Pursue and Capitalize on Acquisitions. Through a series of acquisitions from 1995 to 1999, Westport substantially increased its reserve base by investing approximately $250 million in acquiring oil and natural gas properties at an average cost of $0.90 per Mcfe. It invested an additional $72 million to exploit these acquired properties and added reserves at an average cost of $0.52 per Mcfe, thereby reducing average acquisition costs by over 14% to $0.77 per Mcfe. This has resulted in reserve additions that have fully replaced our production from the acquired properties, while generating cash flows to date sufficient to recoup more than 71% of total exploitation and acquisition capital invested.

   We believe that, due to a trend toward industry consolidation and asset rationalization, we will continue to have opportunities to acquire oil and natural gas properties at attractive rates of return. We have an experienced team dedicated to executing our disciplined approach to identifying and capturing these opportunities.

   Capitalize on Extensive Exploration Opportunities. In 2000, we participated in two exploration wells onshore and 18 exploration wells in the Gulf of Mexico, of which 12 were successful. As of December 31, 2000, we had a 67-block exploration inventory in the Gulf of Mexico, in addition to 67 developed blocks, several of which contain additional exploration opportunities. We have under license 3-D seismic data covering over 10,000 square miles (1,460 blocks) and 2-D seismic data covering over 150,000 linear miles in this area. Our strategy includes acquiring large working interests in internally generated prospects in order to control activity, and then, prior to drilling, trading a portion of our positions for prospects developed by others. This allows us to achieve multiple prospect exposure while diversifying investment risk.

   Onshore, we hold interests in approximately 131,000 gross (approximately 56,000 net) undeveloped acres. Our onshore exploration effort is designed to enhance reserve and production growth in our core areas by emphasizing and applying the latest geological, geophysical and drilling technologies. We seek exploration plays with geological and geophysical characteristics similar to producing properties in our core areas in order to leverage our technical and operational expertise. Recent onshore exploration activities have included horizontal drilling in North Dakota and coalbed methane drilling in the Powder River Basin of Wyoming.

Initial Public Offering

   On October 19, 2000, we commenced our initial public offering, which consisted of 9,150,000 shares of our common stock, par value $0.01 per share (including 2,650,000 shares offered by the selling stockholders), at $15.00 per share pursuant to the registration statement (No. 333-40422) declared effective by the SEC on October 19, 2000. Aggregate proceeds from the offering were $137,250,000 (including $39,750,000 payable to the selling stockholders). On November 22, 2000, the underwriters exercised their over-allotment option, which consisted of 1,035,000 shares of our common stock at $15.00 per share. Aggregate proceeds from the sale of shares pursuant to the over-allotment option were $15,525,000. In connection with the offering, we incurred total expenses of approximately $9.1 million, including underwriting discounts and commissions of approximately $7.6 million and approximately $1.5 million in other expenses. After deducting expenses of the offering, we received net offering proceeds of $103.9 million. We used the net offering proceeds to repay a portion of the debt under our credit agreement.

Purchasers and Marketing

   Our oil and natural gas production is principally sold to end users, marketers and other purchasers having access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For 2000, our largest purchasers included Dynegy Inc., Conoco, Inc., and EOTT Energy Corporation, which accounted for 23%, 14%, and 13% of oil and natural gas sales, respectively. We do not believe, however, that the loss of any of our purchasers would have a material adverse effect on our operations.

Competition

   We compete with major and independent oil and natural gas companies. Because oil and natural gas are commodity products that are sold by hundreds of competitors, we cannot identify with certainty which of our competitors are material competitors. Some of our competitors have substantially greater financial and other resources than we do. In addition, larger competitors may be able to absorb the burden of any changes in Federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to conduct operations, to evaluate and select suitable properties, implement advanced technologies and to consummate transactions in this highly competitive environment.

Regulation

   Federal Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the regulations promulgated thereunder by the Federal Energy Regulatory Commission. In the past, the Federal government has regulated the prices at which natural gas could be sold. Deregulation of natural gas sales by producers began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting producer sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future.

   Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive Federal regulation. Commencing in April 1992, the Federal Energy Regulatory Commission issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a basis that is equal for all natural gas suppliers. The Federal Energy Regulatory Commission has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Although Order No. 636 does not directly regulate our production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how we and our competitors sell natural gas in the marketplace. The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines, although some appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its regulations regarding the transportation of natural gas. For example, the Federal Energy Regulatory Commission has recently begun a broad review of its transportation regulations, including how its regulations operate in conjunction with state proposals for retail natural gas marketing restructuring, whether to eliminate cost-of-service based rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation service policies may be appropriate to avoid a market bias toward short-term contracts. We cannot predict what action the Federal Energy Regulatory Commission will take on these matters, nor can we accurately predict whether the Federal Energy Regulatory Commission's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

   The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the Outer Continental Shelf provide open-access, non-discriminatory service. Although the Federal Energy Regulatory Commission has opted not to impose the regulations of Order No. 509, in which the Federal Energy Regulatory Commission implemented the Outer Continental Shelf Lands Act, on gatherers and other non-jurisdictional entities, the Federal Energy Regulatory Commission has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the Outer Continental Shelf.

   Commencing in May 1994, the Federal Energy Regulatory Commission issued a series of orders that, among other matters, slightly narrowed its statutory tests for establishing gathering status and reaffirmed that, except in situations in which the gatherer acts in concert with an interstate pipeline affiliate to frustrate the Federal Energy Regulatory Commission's transportation policies, it does not have pervasive jurisdiction over natural gas gathering facilities and services, and that such facilities and services located in state jurisdictions are most properly regulated by state authorities. This Federal Energy Regulatory Commission action may further encourage regulatory scrutiny of natural gas gathering by state agencies. We do not believe that we will be affected by the Federal Energy Regulatory Commission's new gathering policy any differently than other natural gas producers, gatherers and marketers.

   Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the Federal Energy Regulatory Commission and the courts. The natural gas industry historically has been very heavily regulated; therefore, we can offer you no assurance that the less stringent regulatory approach recently pursued by the Federal Energy Regulatory Commission and Congress will continue.

   Federal Leases. A substantial portion of our operations is located on Federal oil and natural gas leases, which are administered by the Minerals Management Service. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed Minerals Management Service regulations and orders pursuant to the Outer Continental Shelf Lands Act (which are subject to interpretation and change by the Minerals Management Service). For offshore operations, lessees must obtain Minerals Management Service approval for exploration plans and exploitation and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the Minerals Management Service prior to the commencement of drilling. The Minerals Management Service has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf to meet stringent engineering and construction specifications. The Minerals Management Service also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the Minerals Management Service has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities. To cover the various obligations of lessees on the Outer Continental Shelf, the Minerals Management Service generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or other surety can be substantial, and there is no assurance that bonds or other surety can be obtained in all cases. Under some circumstances, the Minerals Management Service may require any of our operations on Federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.

   State and Local Regulation of Drilling and Production. We own interests in properties located in the Louisiana state waters of the Gulf of Mexico. Louisiana regulates drilling and operating activities by requiring, among other things, drilling permits and bonds and reports concerning operations. The laws of Louisiana also govern a number of environmental and conservation matters, including the handling and disposing of waste materials, unitization and pooling of oil and natural gas properties and establishment of maximum rates of production from oil and natural gas wells.

   Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and natural gas liquids by us are not currently regulated and are made at market prices. Effective as of January 1, 1995, the Federal Energy Regulatory Commission implemented regulations establishing an indexing system for transportation rates for oil that could increase the cost of transporting oil to the purchaser. We do not believe that these regulations affect us any differently than other natural gas producers, gatherers and marketers.

   Environmental Regulations. Our operations, which include the storage of oil and other hazardous materials, are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, including those listed below. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws or the non-compliance with environmental permits required at our facilities. Public interest in the protection of the environment has increased dramatically in recent years. Offshore drilling in some areas has been opposed by environmental groups and, in some areas, has been restricted. To the extent laws are enacted or other governmental action is taken that prohibits or restricts drilling or otherwise imposes environmental protection requirements that result in increased costs to the oil and natural gas industry, our business and prospects could be adversely affected.

   Under the Comprehensive Environmental Response, Compensation, and Liability Act, also known as the "Superfund" law, as well as similar state statutes, an owner or operator of real property or a person who arranges for disposal of hazardous substances may be liable for the costs of removing or remediating hazardous substance contamination. Liability may be imposed on a current owner or operator without regard to fault and for the entire cost of the cleanup. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. However, we are not aware of any current claims under the Superfund law or similar state statutes against us.

   The Oil Pollution Act of 1990 and regulations thereunder impose liability on "responsible parties," including the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located, for oil removal costs and resulting public and private damages relating to oil spills in United States waters. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a Federal safety, construction or operating regulation, or if the party fails to report a spill or to cooperate fully in the cleanup. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. The Oil Pollution Act also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill and to prepare oil spill contingency plans. We believe we are in compliance with these requirements.

   We conduct remedial activities at some of our onshore facilities as a result of spills of oil or produced saltwater from current or historical activities. To date, the cost of such activities have not been material. However, we could incur significant cost at these or other sites if additional contaminants are detected or clean-up obligations imposed.

   Our operations are also subject to the regulation of air emissions under the Clean Air Act, comparable state and local requirements and the Outer Continental Shelf Lands Act and of water discharges under the Clean Water Act. We may be required to incur capital expenditures to upgrade pollution control equipment or become liable for non-compliance with applicable permits.

   In addition, legislation has been proposed in Congress from time to time that would reclassify some oil and natural gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. This, or the imposition of other environmental legislation, could increase our operating or compliance costs.

   We believe that we are in compliance in all material respects with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

Operating Hazards and Insurance

   The oil and natural gas business involves a variety of operating risks, including fires, explosions, blowouts, environmental hazards and other potential events which can adversely affect our operations. In addition, our offshore operations also are subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions, any of which can cause substantial damage to facilities. Any of these problems could adversely affect our ability to conduct operations and cause us to incur substantial losses. Such losses could reduce or eliminate the funds available for exploration, exploitation or leasehold acquisitions, or result in loss of properties.

   In accordance with industry practice, we maintain insurance against some, but not all, potential risks and losses. We do not carry business interruption insurance. For some risks, we may elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable at a reasonable cost. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

Employees

   At December 31, 2000, we had 97 full-time employees and seven consultants. We believe that our relationships with our employees are satisfactory. None of our employees is covered by a collective bargaining agreement. From time to time, we use the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well-site surveillance, permitting and environmental assessment. Independent contractors often perform field and on-site production operation services for us, including pumping, maintenance, dispatching, inspection and testing.

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

   Our revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Declines in the prices of, or demand for, oil and natural gas may adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. We have had considerable losses in previous years as a result, in part, of this commodity price volatility. Prices for oil and natural gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

  .  worldwide and domestic supplies of oil and natural gas;

  . the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil prices and production controls;

  .  political instability or armed conflict in oil-producing regions;

  .  the price and level of foreign imports;

  .  the level of consumer demand;

  .  the price and availability of alternative fuels;

  .  the availability of pipeline capacity;

  .  weather conditions;

  .  domestic and foreign governmental regulations and taxes; and

  .  the overall economic environment.

 We are vulnerable to risks associated with operating in the Gulf of Mexico because a substantial portion of our exploration and production activities is conducted in that area.

   Our operations and financial results are significantly impacted by conditions in the Gulf of Mexico because we currently explore and produce extensively in that area, including, in particular, our operations in the West Cameron 180/198 complex, which accounts for approximately 30% of our daily production. This concentration of activity makes us more vulnerable than some of our competitors to the risks associated with operating in the Gulf of Mexico, including those relating to:

  .  adverse weather conditions;

  .  oil field service costs and availability;

  .  compliance with environmental and other laws and regulations; and

  .  failure of equipment or facilities.

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

   Our future success depends in part on the success of our exploratory drilling program. Poor results from our exploration activities could affect our future results of operations and harm our financial condition. Exploration activities involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. In addition, we often are uncertain as to the future cost or timing of drilling, completing and producing wells. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

  .  unexpected drilling conditions;

  .  title problems;

  .  pressure or irregularities in formations;

  .  equipment failures or accidents;

  .  adverse weather conditions;

  .  compliance with environmental and other governmental requirements; and

  . cost of, or shortages or delays in the availability of, drilling rigs and equipment.

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

   In general, the volume of production from oil and natural gas properties declines as reserves are depleted. If we fail to replace our reserves, our operations and financial condition could be adversely affected. Except to the extent we acquire properties containing proved reserves or conduct successful exploitation and exploration activities, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent upon our success in finding or acquiring additional reserves at attractive rates of return. In order to increase reserves and production, we must continue development drilling and recompletion programs, pursue exploration and drilling programs or undertake other replacement activities. Our current strategy includes increasing our reserve base by continuing to exploit our existing properties, by acquiring producing properties and by pursuing exploration opportunities. Our planned exploitation and exploration projects and acquisition activities may not result in significant additional reserves, and our efforts to drill productive wells at favorable finding costs may not be successful.

 Reserve estimates are inherently uncertain. Any material inaccuracies in our reserve estimates or underlying assumptions, such as the discount rate used, could cause the quantities and net present value of our reserves to be overstated.

   There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, that could cause the quantities and net present value of our reserves to be overstated. The reserve information set forth in this report represents estimates based on reports prepared by independent petroleum engineers. Petroleum engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, any of which may cause these estimates to vary considerably from actual results, such as:


  . historical production from the area compared with production from other producing areas;

  . assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices;

  .  future operating costs;

  .  severance and excise taxes;

  .  capital expenditures; and

  .  workover and remedial costs.

   Estimates of reserves based on risk of recovery and estimates of expected future net cash flows prepared by different engineers, or by the same engineers at different times, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and the variance may be material. The net present values referred to in this report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. In accordance with requirements of the Securities and Exchange Commission, or SEC, the estimated discounted net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower.

 Competition in our industry is intense, and many of our competitors have greater financial, technological and other resources than we do.

   We operate in the highly competitive areas of oil and natural gas exploitation, exploration and acquisition. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

  . seeking to acquire desirable producing properties or new leases for future exploration;
  .  marketing our oil and natural gas production;
  .  integrating new technologies; and
  . seeking to acquire the equipment and expertise necessary to develop and operate our properties.

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

   Exploration for and exploitation, production and sale of oil and natural gas in the United States, and especially in the Gulf of Mexico, are subject to extensive Federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations. Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Further, these laws and regulations could change in ways that substantially increase our costs. We cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm our business, results of operations and financial condition. We may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

  .  discharge permits for drilling operations;

  .  drilling bonds;

  .  spacing of wells;

  .  unitization and pooling of properties;

  .  environmental protection;

  .  reports concerning operations; and

  .  taxation.

   Under these laws and regulations, we could be liable for:

  .  personal injuries;

  .  property damage;

  .  oil spills;

  .  discharge of hazardous materials;

  .  well reclamation costs;

  .  remediation and clean-up costs; and

  .  other environmental damages.

 We cannot control the activities on properties we do not operate.

   Other companies operate a substantial percentage of the net present value of our reserves. As a result, we have limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of drilling and exploitation activities on properties operated by others therefore depend upon a number of factors that are outside of our control, including:

  .  timing and amount of capital expenditures;

  .  the operator's expertise and financial resources;

  .  approval of other participants in drilling wells; and

  .  selection of technology.

 Our business involves many operating risks which may result in substantial losses. Insurance may be unavailable or inadequate to protect us against these risks.

   Our operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as:

  .  fires;

  .  natural disasters;

  .  explosions;

  .  formations with abnormal pressures;

  .  casing collapses;

  .  embedded oilfield drilling and service tools;

  . uncontrollable flows of underground natural gas, oil and formation water;

  .  blowouts;

  .  surface cratering;

  .  pipeline ruptures or cement failures; and

  . environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases.

   Any of these risks can cause substantial losses resulting from:

  .  injury or loss of life;

  .  damage to and destruction of property, natural resources and equipment;

  .  pollution and other environmental damage;

  .  regulatory investigations and penalties;

  .  suspension of our operations; and

  .  repair and remediation costs.

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

   To reduce our exposure to fluctuations in the prices of oil and natural gas, we currently and may in the future enter into derivative contracts. We have incurred losses as a result of derivative contracts in the past. Derivative contracts expose us to risk of financial loss in some circumstances, including the following:

  .  production is less than expected;

  . the counter-party to the hedging contract defaults on its contract obligations; or

  . there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, these derivative contracts may limit the benefit we would receive from increases in the prices for oil and natural gas. If we choose not to engage in derivative contracts in the future, we may be more adversely affected by changes in oil and natural gas prices than our competitors who engage in derivative contracts.

 Our operations require us to attract and retain experienced technical personnel.

   Our exploratory drilling success depends, in part, on our ability to attract and retain experienced explorationists and other professional personnel. We currently employ 25 explorationists and engineers and four geology/geophysical consultants, all of whom have experience in the geographic areas to which we have assigned them. Competition for experienced explorationists and engineers is extremely intense. If we cannot retain these personnel or attract additional experienced personnel, our ability to compete in the geographic regions in which we conduct our operations could be harmed.

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

 The marketability of our production is dependent upon factors over which we have no control.

   The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could adversely impact our ability to deliver the oil and natural gas we produce to market in an efficient manner, which could harm our financial condition and results of operations. We deliver oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future. Our ability to produce and market oil and natural gas is affected and may be also harmed by:

     .  Federal and state regulation of oil and natural gas production;

     .  transportation, tax and energy policies;

     .  changes in supply and demand; and

     .  general economic conditions.

 Our principal stockholders own a significant amount of common stock, giving them a controlling influence over corporate transactions and other matters.

   Westport Energy LLC (formerly Westport Energy Corporation) and ERI Investments, Inc. (an affiliate of Equitable Production Company), our principal stockholders, beneficially own a significant amount of our outstanding common stock. Accordingly, these stockholders, acting together, will be able to control the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of common stock will be able to affect the way we are managed or the direction of our business. These factors may also delay or prevent a change in the management or voting control of Westport.

   In addition, we entered into an agreement with our principal stockholders in connection with the merger on April 7, 2000, between Westport Oil and Gas Company, Inc. ("Westport Oil and Gas") and Equitable Production (Gulf) Company, an indirect, wholly-owned subsidiary of Equitable Resources, Inc. ("EPGC"), that allows these stockholders to maintain their position of control by, among other things, addressing how these stockholders will vote their shares in the election of directors.

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

   In addition, some provisions of our certificate of incorporation and bylaws may also discourage a change of control by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions include:

  . a board that is divided into three classes, which are elected to serve staggered three-year terms;

  . provisions under which generally only our chairman, president or secretary may call a special meeting of the stockholders;

  . provisions that permit our board of directors to increase the number of directors up to fifteen directors and to fill these positions without a vote of the stockholders;

  . provisions under which no director may be removed at any time except for cause and by a majority vote of the outstanding shares of voting stock; and

  . provisions under which stockholder action may be taken only at a stockholders meeting and not by written consent of the stockholders.

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

   As of March 1, 2001, we had 38.4 million shares of common stock outstanding. Some of our current stockholders are subject to agreements that limit their ability to sell their common stock. These holders cannot sell or otherwise dispose of any shares of common stock until April 17, 2001 without the prior written approval of Credit Suisse First Boston Corporation, which could, in its sole discretion, elect to permit resale of shares by existing stockholders prior to such date.

   In addition, some of our current stockholders have "demand" and/or "piggyback" registration rights in connection with future offerings of our common stock. "Demand" rights enable the holders to demand that their shares be registered and may require us to file a registration statement under the Securities Act at our expense. "Piggyback" rights provide for notice to the relevant holders of our stock if we propose to register any of our securities under the Securities Act of 1933, as amended (the "Securities Act"), and grant such holders the right to include their shares in the registration statement. All holders with registration rights have agreed not to exercise their rights until April 17, 2001 without the consent of Credit Suisse First Boston Corporation.

Glossary of Oil and Natural Gas Terms

   The following are abbreviations and definitions of certain terms commonly used in the oil and natural gas industry and this report:

   bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

   bbl/d. One stock tank barrel of oil or other liquid hydrocarbons per day.

   Bcf. One billion cubic feet of natural gas at standard atmospheric conditions.

   Bcfe. One billion cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

   Delay Rentals. Fees paid to the owner of the oil and natural gas lease prior to the commencement of production.

   Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

   Development Well. A well drilled within or in close proximity to an area of known production targeting existing reservoirs.

   Exploitation. The continuing development of a known producing formation in a previously discovered field. To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

   Exploration. The search for natural accumulations of oil and natural gas by any geological, geophysical or other suitable means.

   Exploratory Well. A well drilled either in search of a new and as yet undiscovered accumulation of oil or natural gas, or with the intent to greatly extend the limits of a pool already partly developed.

   Gross Acres. The total acres in which we have a working interest.

   Gross Producing Wells. The total number of producing wells in which we own any amount of working interest.

   Horizontal Drilling. A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation usually yields a well which has the ability to produce higher volumes than a vertical well drilled in the same formation.

   Injection well or Injection. A well which is used to place liquids or gases into the producing zone during secondary/tertiary recovery operations to assist in maintaining reservoir pressure and enhancing recoveries from the field.

   Mbbl. One thousand barrels of oil or other liquid hydrocarbons.

   Mcf. One thousand cubic feet of natural gas.

   Mcfe. One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

   Mineral Interest. The property interest that includes the right to enter to explore for, drill for, produce, store and remove oil and natural gas from the subject lands, or to lease to another for those purposes.

   Mmbbl. One million barrels of oil or other liquid hydrocarbons.

   Mmbtu. One million British thermal units. One British thermal unit is the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.

   Mmcf. One million cubic feet of natural gas, measured at standard atmospheric conditions.

   Mmcf/d. One million cubic feet of natural gas per day.

   Mmcfe. One million cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

   Mmcfe/d. One million cubic feet equivalent of natural gas per day, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 bbl of oil.

   Net Acres. Gross acres multiplied by the percentage working interest owned by us.

   Net Present Value. The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with SEC guidelines, net of estimated lease operating expense, production taxes and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service and depreciation, depletion and amortization, or Federal income taxes and discounted using an annual discount rate of 10%.

   Net Production. Production that is owned by Westport less royalties and production due others.

   Non-operated Working Interest. The working interest or fraction thereof in a lease or unit, the owner of which is without operating rights by reason of an operating agreement.

   NYMEX. New York Mercantile Exchange.

   Operating Income. Gross oil and natural gas revenue less applicable production taxes and lease operating expense.

   Operator. The individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease.

   Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

   Proved Reserves. The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

   Proved Undeveloped Reserves. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

   Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

   Secondary Recovery. An artificial method or process used to restore or increase production from a reservoir after the primary production by the natural producing mechanism and reservoir pressure has experienced partial depletion. Gas injection and waterflooding are examples of this technique.

   2-D Seismic. The method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

   3-D Seismic. The method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

   Tcf. One trillion cubic feet of natural gas, measured at standard atmospheric conditions.

   Tertiary Recovery. An enhanced recovery operation that normally occurs after waterflooding in which chemicals or gasses are used as the injectant.

   Waterflood. A secondary recovery operation in which water is injected into the producing formation in order to maintain reservoir pressure and force oil toward and into the producing wells.

   Working Interest. An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

ITEM 2. PROPERTIES

Properties -- Principal Areas of Operations

   Our operations are located in the Gulf of Mexico, the Rocky Mountains, West Texas/Mid-Continent and the Gulf Coast. We operate over 70% of the net present value of our reserves. We finance our exploitation, exploration and acquisition activities through cash flows from operations and through borrowings under our credit agreement. Set forth below is summary information concerning average daily production during 2000 and wells, reserves and net present value as of December 31, 2000 in our major areas of operations.

                         Fiscal Year 2000                         As of December 31, 2000
                         Average Net Daily    ------------------------------------------------------------------
                            Production                      Proved Reserve Quantities       Net Present Value
                         -----------------       Net    ---------------------------------  ---------------------
                                              Producing  Crude  Natural Natural Gas
                         Mmcfe/d   Percent      Wells     Oil     Gas     Liquids   Total     Amount     Percent
                         --------  --------   --------- ------- ------- ----------- -----  ------------  -------
                                                        (Mmbbl)  (Bcf)    (Mmbbl)   (Bcfe) (in millions)
Gulf of Mexico..........      69.5      45.5%     36      6.0    128.1      0.5     166.7    $  910.4      58.0%
Rocky Mountains.........      58.3      38.2     356     21.5     61.4       --     190.7       372.6      23.7
West Texas/Mid-
 Continent..............      12.4       8.2     309      7.2     14.9       --      57.9       115.9       7.4
Gulf Coast..............      12.3       8.1      34      0.1     38.3       --      39.0       172.0      10.9
                          --------  --------     ---     ----    -----      ---     -----    --------     -----
  Total.................     152.5     100.0%    735     34.8    242.7      0.5     454.3    $1,570.9     100.0%
                          ========  ========     ===     ====    =====      ===     =====    ========     =====

 Gulf of Mexico

   The Gulf of Mexico represented 58% of our net present value as of December 31, 2000 and contributed 46% of our 2000 production. We have interests in 283,804 developed and 357,844 undeveloped gross acres in the Gulf of Mexico and in 151 gross producing wells (approximately 36 net). The average net daily production for 2000 was 69 Mmcfe. We had 167 Bcfe of proved reserves in the Gulf of Mexico at December 31, 2000.

   In addition to a solid production base with numerous exploitation opportunities within our developed acreage, the Gulf of Mexico provides us with moderate-risk exploration targets. We drilled 18 exploratory wells in 2000, while maintaining a two to three year inventory of exploration projects. We have under license 3-D seismic data covering over 10,000 square miles (1,460 blocks) and 2-D seismic data covering 150,000 linear miles within the Gulf of Mexico.

   West Cameron 180/198. The West Cameron 180/198 complex consists of all or a portion of seven offshore blocks, including 30,000 gross developed and 5,000 gross undeveloped acres. This field had never been owned by an independent producer prior to our purchase in October 1997. The complex is located 30 miles offshore in 52 feet of water. It has produced approximately 1.7 trillion cubic feet of natural gas, or Tcf, and 10 million barrels of oil, or Mmbbl, from over 20 separate producing zones since its discovery. The daily net production in 2000 (since the merger with EPGC) was 60 Mmcfe. As of December 31, 2000, we had 94 Bcfe of proved reserves in the complex.

   In addition to providing approximately 60% of our offshore production, the complex holds significant drilling opportunities. We recently completed three wells from the F Platform which will commence production during the first quarter of 2001. In January 2001, we initiated a three-well drilling program from our G Platform. Additionally, we expect to drill two exploration prospects on the complex in 2001.

   West Cameron 613/614. We discovered this field in 1999 and it is located approximately 120 miles offshore in 290 feet of water. A second exploration well was drilled on the adjoining block in the third quarter of 2000. We operate the field with a working interest of 50% and installed facilities and commenced production in December 2000. The wells are currently producing 40 Mmcfe/d (16 Mmcfe/d net).

   High Island A-530. This field was discovered in 1999 and is located approximately 110 miles offshore in 190 feet of water. We have a 25% non-operated working interest and installed the platform and facilities and commenced production in December 2000. Initial gross production was 10 Mmcfe/d (approximately 2 Mmcfe/d net).

   Recent Discoveries. The following discoveries will have continued exploitation activity in 2001:

  . Grand Isle 103. This field is located approximately 48 miles offshore in 275 feet of water and was discovered in the first half of 2000. We have a non-operated 21% working interest in the well. A second well was drilled in 2000 and we plan to install facilities and commence production in 2001.

  . Vermilion 408. This field is located approximately 110 miles offshore in 400 feet of water and was discovered in 1999. We have a 25% non-operated working interest in the field. The discovery well tested at 18 Mmcfe/d (approximately 3.5 Mmcfe/d net). A second well was drilled in this block in the third quarter of 2000. We anticipate installing facilities in 2001 and commencing production in early 2002.

  . West Cameron 370. This field was discovered in the fourth quarter of 2000. It is located approximately 60 miles offshore in 78 feet of water. Westport operates with a 60% working interest. Following the discovery well we drilled three additional wells. We plan to install a platform and commence production late in the second quarter of 2001.

  . East Cameron 104. This field was discovered in fourth quarter 2000. It is located approximately 30 miles offshore in 65 feet of water. Westport operates with a 60% working interest. Following the discovery well, a second well was drilled. We plan to install a platform and commence production in the third quarter of 2001.

  . Eugene Island 45. This field was discovered in fourth quarter 2000. It is located approximately 12 miles offshore in 17 feet of water. Westport operates with a 60% working interest. Production is expected to commence late in the second quarter of 2001.

   Other Exploration Activity. Through the second quarter of 2001, we anticipate drilling the following nine exploration prospects with an additional six in the second half of the year:

                                     Working   Operated/   Water  Net Estimated
   Prospect Location                 Interest Non-operated Depth   Well Costs
   -----------------                 -------- ------------ -----  -------------
                                       (%)                 (feet)   (millions)
   East Cameron 348.................    70      Operated    250       $1.8
   East Cameron 369.................    60      Operated    350        2.2
   High Island A348.................    66.7    Operated    280        2.0
   High Island 197..................    25    Non-operated   50        1.2
   Mississippi Canyon 322...........    25    Non-operated  700        0.7
   South Marsh Island 51............    40    Non-operated  100        1.2
   Vermillion 236...................    50    Non-operated  128        1.3
   West Cameron 198 A-5.............    62.5    Operated     52        2.5
   West Delta 143...................    50      Operated    350        2.8

 Rocky Mountains

   The Rocky Mountain region represented 24% of our net present value as of December 31, 2000 and contributed 38% of our 2000 production. We have interests in 444,386 developed and 76,373 undeveloped gross acres in the region and in 1,481 gross producing wells (approximately 356 net). The average daily net production in 2000 was 58 Mmcfe. We had 191 Bcfe of proved reserves in the Rocky Mountain region at December 31, 2000.

   The majority of the net present value of our Rocky Mountain region reserves is concentrated in North Dakota and Wyoming. Our Rocky Mountain region strategy is to develop lower-risk opportunities, exploit our infill, horizontal and secondary/tertiary recovery opportunities, and make tactical acquisitions to enhance current operations.

   North Dakota. Our three most significant projects in North Dakota are the South Fryburg Tyler area, the Wiley field and the Horse Creek Unit.

  . South Fryburg Tyler Area. We expanded the Tyler sand production within the operated South Fryburg Tyler Unit by drilling two wells in 2000. An additional two wells are planned for 2001. On contiguous acreage adjacent to the unit a significant horizontal Fryburg play began unfolding in 2000. We participated in four wells during the year, two of which were producing by year-end at a gross rate in excess of 300 bbl/d. The remaining two were placed on production in January 2001 at similar rates. The play is expected to remain very active in 2001, with Westport participating in another eight to 10 wells. Our working interest ranges from 25% to 100%.

  . Wiley Field. We operate this waterflood with a 54% working interest. In 2000, we initiated a horizontal drilling program and successfully drilled five wells. At December 31, 2000, the wells were producing in excess of 700 bbl/d gross. In addition to the horizontal drilling, we increased water injection capacity. In the first half of 2001 an additional six to eight wells will be drilled with additional increases in water injection capacity.

  . Horse Creek Unit. We own and operate this secondary recovery unit. We utilize high pressure air injection as the secondary recovery method. Unit production has increased by nearly 70% since air injection was initiated in 1997. We believe that further production increases will be realized as additional wells respond to the injection. We are one of three operators in the Rocky Mountains applying this technology and believe that it has a broader application within the region. We intend to apply the experience gained from this project in evaluating potential acquisition candidates where this technology could be employed.

   Wyoming. Our three primary areas of focus in Wyoming are the Big Horn basin, the Powder River basin and the Greater Green River area.

  . Big Horn Basin. Our most valuable onshore property based on net present value is the Gooseberry field. We own a 100% working interest (nearly 90% net revenue interest) in this field, which consists of two waterflood units. Since acquiring the field in 1995, we have increased production by nearly 70% through the acquisition of proprietary 3-D seismic data, drilling of delineation wells, installation of the two waterfloods and the addition of shallower producing zones. We believe that the shallower producing zone also has potential for waterflooding. In 2001, we plan to drill two to three additional producers and to expand our water injection capacity.

  . Powder River Basin. In 2000, we continued our coalbed methane drilling in the Bonepile area and initiated an alkaline surfactant polymer, or ASP, flood in our Mellott Ranch field. An ASP flood is a tertiary recovery technique that injects a mixture of chemicals into the reservoir to aid in the recovery of previously bypassed oil, thus increasing the ultimate produced reserves.

     Our recent activity in the Powder River basin has emphasized coalbed methane drilling. As a result of past acquisitions, we own more than 30,000 net acres in this play. All of our drilling to date has been in the Bonepile area south of Gillette, Wyoming. In this area, the extensive Wyodak coal averages 75 feet in thickness at a depth of approximately 700 feet. Drilling, completion and facility costs are attractive, with the average well costing less than $80,000. In 2000, we operated the drilling of 56 wells and gross production on December 31, 2000 was over 15 Mmcf/d (approximately 6 Mmcf/d net) of natural gas. In the first quarter of 2001 production was increased to 20 Mmcf/d. We plan to drill 45 to 50 additional wells in 2001. We participated in 17 wells, with working interests ranging from 7.5% to 19.5%, in the Big George, located approximately 10 to 12 miles southwest of Bonepile. The Big George averages over 50 feet in thickness and is at a depth of approximately 1,000 to 1,250 feet. At year-end all of the wells were still dewatering. We anticipate an additional 40 to 50 wells will be drilled in 2001.

     We have installed an ASP flood facility in our 100% owned and operated Mellott Ranch field. We plan to drill two additional wells in the field in 2001. ASP floods have been successfully implemented in two fields near Mellott Ranch. Based on field size and modeling of reservoir characteristics, we believe that we can achieve recovery increases as a result of applying ASP technology.

  . Greater Green River Area. Exploitation of southwest Wyoming gas fields continues through infill development. We plan to drill 5 to 10 wells in the Standard Draw, Echo Springs, Fabian Ditch, Bruff and Triton fields in 2001.

 West Texas/Mid-Continent

   The West Texas/Mid-Continent area represented 7% of our net present value as of December 31, 2000 and contributed 8% of our 2000 production. We have an interest in 73,162 developed and 52,959 undeveloped gross acres and in 1,102 gross producing wells (approximately 309 net). The average net daily production in 2000 was 12 Mmcfe. We had 58 Bcfe of proved reserves in this area at December 31, 2000. Our West Texas/Mid-Continent region consists primarily of properties in Texas, Oklahoma and Kansas, with reserves concentrated in the Permian and Anadarko basins.

   We continue to exploit our 100% working interest ownership in the Howard Glasscock field in the West Texas portion of the Permian Basin, which is our most valuable asset in the region based on net present value. Based on the results from adjacent successful waterfloods, we believe that additional potential exists through the expansion and installation of waterfloods on our leases. We expect activity to dramatically increase in 2001 as we expand waterfloods on two of our leases, Otis Chalk and Kloh. We plan to drill 20 to 25 injectors and producers. Additionally, we plan to drill five to 10 producers on several other leases. A significant number of opportunities for recompletion and well deepenings have also been identified within our leasehold and we plan to initiate a multi-year program to exploit these in 2001.

 Gulf Coast

   The Gulf Coast represented 11% of our net present value as of December 31, 2000 and contributed 8% of our fiscal year 2000 production. We have interests in 67,329 developed and 2,111 undeveloped gross acres in the Gulf Coast and in 359 gross producing wells (approximately 34 net). The average net daily production in 2000 was 12 Mmcfe. We had 39 Bcfe of proved reserves in the Gulf Coast at December 31, 2000.

   Our activity in the Gulf Coast is focused on a multi-year drilling program in Northern Louisiana. We acquired this interest in late 1998 and have identified over 100 development locations in our four fields-- Ada, Sibley, West Bryceland and Sailes. The 2,000 foot thick Hosston interval contains over 20 separate producing zones. Gross reserves per well average approximately 2 Bcf. In 2000, we participated in 33 wells, of which 30 were successful. We anticipate drilling between 40 and 50 wells in this region in each of the next two years.

Proved Reserves

   The following table sets forth estimated proved reserves for the periods indicated:

                                                         As of December 31,
                                                    -------------------------------
                                                       2000         1999     1998
                                                    ----------    -------- --------
Oil (Mbbls)
 Developed.........................................     28,673      29,489   20,323
 Undeveloped.......................................      6,127       3,261    4,053
                                                    ----------    -------- --------
    Total..........................................     34,800      32,750   24,376
                                                    ==========    ======== ========
Natural Gas (Mmcf)
 Developed.........................................    183,872      82,639   80,327
 Undeveloped.......................................     58,839      36,531   19,957
                                                    ----------    -------- --------
    Total..........................................    242,711     119,170  100,284
                                                    ==========    ======== ========
Natural Gas Liquids (Mbbls)
 Developed.........................................        247          28       50
 Undeveloped.......................................        212           0        0
                                                    ----------    -------- --------
    Total..........................................        459          28       50
                                                    ==========    ======== ========
Total (Mmcfe)...........................               454,265     315,838  246,840
                                                    ==========    ======== ========
Present Value ($ in thousands)
 Developed......................................... $1,234,605    $300,328 $101,574
 Undeveloped.......................................    336,287      48,771    9,710
                                                    ----------    -------- --------
    Total.......................................... $1,570,892(1) $349,099 $111,284
                                                    ==========    ======== ========
 Standardized Measure ($ in thousands) (2)......... $1,098,399    $322,435 $104,606

-------
(1) The difference in net present value from December 31, 1999 to December 31, 2000 resulted almost entirely from (i) the addition of 134 Bcfe of proved reserves acquired in connection with the merger between Westport Oil and Gas and EPGC, (ii) the addition of 52 Bcfe as discoveries and extensions and (iii) the increase in commodity prices used to determine net present value (from $25.60 to $26.83 per bbl of oil and $2.30 to $9.52 per Mmbtu of natural gas).

(2) The standardized measure is the value of the future after-tax net revenues discounted at 10%. The difference between the net present value and the standardized measure is the effect of income taxes discounted at 10%.

   Estimated quantities of oil and natural gas reserves and the present value thereof are based upon reserve reports prepared by the independent petroleum engineering firms of Ryder Scott Company, L.P. and Netherland, Sewell and Associates, Inc. and internal estimates. The Ryder Scott and Netherland Sewell reports covered approximately 85% of the total net present value of the reserves and the internally generated report covered the remaining 15% of the net present value.

   Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production.

   There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of exploitation expenditures. The data in the above tables represent estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly, and estimates of other engineers might differ materially from those shown above. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered.

   Future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. The present value shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is mandated by generally accepted accounting principles, is not necessarily the most appropriate discount rate. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For properties that we operate, expenses exclude our share of overhead charges. In addition, the calculation of estimated future net revenues does not take into account the effect of various cash outlays, including, among other things, general and administrative costs and interest expense.

Production and Price History

   The following table sets forth information regarding net production of oil, natural gas and natural gas liquids, and certain price and cost information for each of the periods indicated:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
     Production Data:
     Oil (Mbbls).......................................   3,584   3,300   3,483
     Natural gas (Mmcf)................................  34,072  13,313   8,101
     NGL (Mbbls) (1)...................................      41
     Total Mmcfe.......................................  55,822  33,113  28,999
     Average Prices (2):
     Oil (per bbl)..................................... $ 27.98 $ 16.45 $ 10.79
     Natural gas (per Mcf).............................    4.21    2.19    1.79
     NGL (per bbl) (1).................................   21.02
     Total per Mcfe....................................    4.38    2.52    1.80
     Average Costs (per Mcfe):
     Lease operating expense........................... $  0.62 $  0.69 $  0.74
     General and administrative........................    0.14    0.16    0.20
     Depletion, depreciation and amortization..........    1.16    0.76    1.25

--------
(1) Production of natural gas liquids was not meaningful for 1998 and 1999.
(2) Does not include the effects of hedging transactions.


Producing Wells

   The following table sets forth information at December 31, 2000 relating to the producing wells in which we owned a working interest as of that date. We also held royalty interests in 1,705 producing wells as of that date. Wells are classified as oil or natural gas wells according to their predominant production stream.

                                                      Gross      Net    Average
                                                    Producing Producing Working
                                                      Wells     Wells   Interest
                                                    --------- --------- --------
Crude oil and liquids..............................   1,812     578.7     31.9%
Natural gas........................................   1,281     156.2     12.2%
                                                      -----     -----
Total..............................................   3,093     734.9       --
                                                      =====     =====

Acreage

   The following table sets forth information at December 31, 2000 relating to acreage held by us. Developed acreage is assigned to producing wells. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well; including leasehold interests identified for exploitation or exploratory drilling.

                                                       Gross Acreage Net Acreage
                                                       ------------- -----------
Developed:
  Gulf of Mexico......................................     283,804      65,315
  Rocky Mountains.....................................     444,386     167,721
  West Texas/Mid-Continent............................      73,162      26,551
  Gulf Coast..........................................      67,329       8,675
                                                         ---------     -------
  Total Developed.....................................     868,681     268,262
Undeveloped:
  Gulf of Mexico......................................     357,844     204,991
  Rocky Mountains.....................................      76,373      45,040
  West Texas/Mid Continent............................      52,959      10,355
  Gulf Coast..........................................       2,111         509
                                                         ---------     -------
  Total Undeveloped...................................     489,287     260,895
                                                         ---------     -------
    Total.............................................   1,357,968     529,157
                                                         =========     =======

Drilling Results

   The following table sets forth information with respect to wells drilled during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return.

                                                                   Year Ended
                                                                  December 31,
                                                                 ---------------
                                                                 2000  1999 1998
                                                                 ----- ---- ----
Development Wells:
  Productive
    Gross....................................................... 169.0 83.0 61.0
    Net.........................................................  40.0 28.2 14.5
  Dry
    Gross.......................................................   8.0    0  1.0
    Net.........................................................   1.7    0  0.6
Exploratory Wells:
  Productive
    Gross.......................................................  12.0  8.0  5.0
    Net.........................................................   5.8  1.4  1.9
  Dry
    Gross.......................................................   8.0  3.0  8.0
    Net.........................................................   3.4  1.3  1.8

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may be a party to various legal proceedings. We are not currently party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

   On October 19, 2000, we commenced an initial public offering of our common stock at a price of $15.00 per share. Our common stock trades on the New York Stock Exchange under the symbol "WRC." The following table sets forth the high and low sales price as reported by the New York Stock Exchange for our common stock for the periods indicated.

                                                                 High     Low
                                                                ------- -------
Fourth quarter 2000 (from October 20, 2000).................... $22.75  $14.875
First quarter 2001 (to March 1, 2001).......................... $23.375 $19.00

   As of March 1, 2001, the closing price of our common stock was $21.00, there were 38,419,041 shares of our common stock outstanding, and there were approximately 23 holders of record of our common stock.

Dividend Policy

   We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all future earnings and other cash resources for investment in our business. Accordingly, we do not intend to declare or pay cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, our ability to declare and pay any dividends is currently restricted under our credit agreement.

Recent Sales of Unregistered Securities

   During the past three years, we have sold the securities set forth below which were not registered under the Securities Act:

 . In September 1999, 15,236,152 shares (adjusted to reflect subsequent stock splits effected prior to the merger between Westport Oil and Gas and EPGC) of our common stock were issued to Equitable Production Company in anticipation of the merger between Westport Oil and Gas and EPGC.

 . In April 2000, 15,563,001, 33,750 and 33,750 shares of our common stock were issued to Westport Energy LLC, Donald D. Wolf Family Limited Partnership and Barth E. Whitham, respectively, in connection with the merger between Westport Oil and Gas and EPGC.

 . In June 2000, each of James M. Funk, Alex M. Cranberg and William F. Wallace were issued 615 shares of our common stock in connection with his service as a director.

 . In August 2000, each of Randy Stein and Peter R. Hearl were issued 535 shares of our common stock in connection with his service as a director.

 . In September 2000, Thomas A. Petrie purchased 13,018 shares of our common stock upon exercise of stock options granted to Mr. Petrie in connection with his service as a director.

The sales of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act for the following reasons:

 . The transactions involved a limited group of recipients and did not involve any public offering of securities;

 . We engaged in no general solicitations or advertising in connection with the transactions;

 . The recipients of the securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or in connection with any distribution thereof;

 . Appropriate legends were affixed to the securities issued in such transactions; and

 . All recipients were accredited investors within the definition of Regulation D, were financially sophisticated and had adequate access to the type of information about us that would be included in a registration statement.

Use of Proceeds

   On October 19, 2000, we commenced our initial public offering, which consisted of 9,150,000 shares of our common stock, par value $0.01 per share (including 2,650,000 shares offered by the selling stockholders) at $15.00 per share pursuant to the registration statement (No. 333-40422) declared effective by the SEC on October 19, 2000. The managing underwriters were Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers, Inc., Petrie Parkman & Co., Inc. and Banc of America Securities LLC. Aggregate proceeds from the offering were $137,250,000 (including $39,750,000 payable to the selling stockholders). On November 22, 2000, the underwriters exercised their over-allotment option, which consisted of 1,035,000 shares of our common stock at $15.00 per share. Aggregate proceeds from the sale of shares pursuant to the over-allotment option were $15,525,000. In connection with the offering, we incurred total expenses of approximately $9.1 million, including underwriting discounts and commissions of approximately $7.6 million and approximately $1.5 million in other expenses. After deducting expenses of the offering, we received net offering proceeds of $103.9 million. We used the net offering proceeds to repay a portion of the debt under our credit agreement. No payments constituted direct or indirect payments to any of our directors, officers or general partners or their associates, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for Westport as of the dates and for the periods indicated. The financial data for the five years ended December 31, 2000, were derived from our Consolidated Financial Statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a discussion of factors materially affecting the comparability of the information presented, and our financial statements included elsewhere in this report.

                                      Year Ended December 31,
                             ------------------------------------------------
                               2000       1999      1998      1997     1996
                             --------    -------  --------  --------  -------
                               (in thousands, except per share data)
Statement of Operations
 Data:
Revenues.................... $220,042    $75,488  $ 52,355  $ 63,870  $35,141
Operating costs and
 expenses:
  Lease operating expense...   34,397     22,916    21,554    19,583   10,716
  Production taxes..........   10,631      5,742     3,888     5,923    3,561
  Transportation costs......    3,034      1,725       850       781       --
  Exploration...............   12,790      7,314    14,664     7,424    1,054
  Depletion, depreciation
   and amortization.........   64,856     25,210    36,264    23,659    8,325
  Impairment of proved
   properties...............    2,911      3,072     8,794     5,765      442
  Impairment of unproved
   properties...............    5,124      2,273     1,898       380       --
  Stock compensation
   expense..................    5,539(1)      --        --        --       --
  General and
   administrative...........    7,542      5,297     5,913     5,316    2,655
                             --------    -------  --------  --------  -------
    Total operating
     expenses...............  146,824     73,549    93,825    68,831   26,753
                             --------    -------  --------  --------  -------
    Operating income
     (loss).................   73,218      1,939   (41,470)   (4,961)   8,388
Other income (expense):
  Interest expense..........   (9,731)    (9,207)   (8,323)   (5,635)  (2,774)
  Interest income...........    1,230        489       403       309      313
  Gain (loss) on sale of
   assets, net..............    3,130      3,637        --       (13)     128
  Derivative gain (loss) and
   other....................     (587)        16        29       (54)      44
                             --------    -------  --------  --------  -------
  Income (loss) before
   income taxes.............   67,260     (3,126)  (49,361)  (10,354)   6,099
  Benefit (provision) for
   income taxes.............  (23,724)        --        --       973  (2,289)
                             --------    -------  --------  --------  -------
  Net income (loss)......... $ 43,536    $(3,126) $(49,361) $ (9,381) $ 3,810
                             ========    =======  ========  ========  =======
Weighted average number of
 common shares outstanding:
  Basic.....................   28,296     14,727    11,004     9,326    4,531
                             ========    =======  ========  ========  =======
  Diluted...................   28,645     14,727    11,004     9,326    4,531
                             ========    =======  ========  ========  =======
Net income (loss) per
 common share:
  Basic..................... $   1.54    $ (0.21) $  (4.49) $  (1.01)  $ 0.84
                             ========    =======  ========  ========  =======
  Diluted................... $   1.52    $ (0.21) $  (4.49) $  (1.01) $  0.84
                             ========    =======  ========  ========  =======
Other Financial Data:
EBITDAX(2).................. $165,567    $43,950  $ 20,582  $ 32,509  $18,694
Net cash provided by
 operating activities.......  143,429     21,279     7,622    24,146   15,921
Net cash provided by (used
 in) investing activities... (140,169)    17,981  (113,019) (150,441) (24,040)
Net cash provided by (used
 in) financing activities...   (2,581)   (29,933)  104,667   126,675   13,735
Capital expenditures........  146,086     14,005   113,008   153,791   24,023
Balance Sheet Data
 (as of period end):
Cash........................ $ 20,154    $19,475  $ 10,148  $ 10,878  $10,497
Working capital (deficit)...   20,487     12,837   (30,993)    4,296    7,797
Total assets................  551,831    271,477   302,302   245,394  117,597
Total long-term debt........      162    105,462   121,333    92,128   25,462
Total debt..................      162    106,795   153,128    93,462   26,795
Stockholders' equity........  458,056    140,011   126,737   131,098   80,471

--------
(1) Includes compensation expenses of $3.4 million recorded as a result of a one-time repurchase of employee stock options in March 2000 in connection with the merger between Westport Oil and Gas and EPGC.

(2) EBITDAX (as used herein) is defined as net income (loss) before interest expense, income taxes, depletion, depreciation and amortization, impairment of unproved properties, impairment of proved properties, exploration expense, non cash stock compensation expense and mark to market on derivative contracts. While EBITDAX should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as an indicator of a company's financial performance, we believe that it provides additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. When evaluating EBITDAX, investors should consider, among other factors,
    (i) increasing or decreasing trends in EBITDAX, (ii) whether EBITDAX has remained at positive levels historically and (iii) how EBITDAX compares to levels of interest expense. Because EBITDAX excludes some, but not all, items that affect net income and may vary among companies, the EBITDAX presented above may not be comparable to similarly titled measures of other companies. While we believe that EBITDAX may provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements, certain functional or legal requirements of our business may require us to utilize our available funds for other purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   Acquisitions over the past three years have facilitated our growth. On April 7, 2000, Westport Oil and Gas consummated a merger with EPGC, pursuant to which Westport Oil and Gas acquired the Gulf of Mexico properties of Equitable Production Company that were held by EPGC. In connection with this merger, we issued 15.2 million shares of common stock, paid cash in the amount of $50.0 million and assumed liabilities in the amount of $1.8 million. We increased our proved reserves by 134 Bcfe and our Gulf of Mexico leasehold by 157,000 net acres. On October 15, 1998, Westport Oil and Gas acquired an undivided 31% interest in the individual assets and liabilities of Total Minatome Corporation, which consist primarily of working interests in oil and natural gas properties, for a total purchase price of $56.0 million. The oil and natural gas properties acquired from Total Minatome are located principally in the Gulf Coast, Rocky Mountains and Gulf of Mexico. Through this acquisition, reserves increased by 64 Bcfe and natural gas/oil mix shifted at the time to 41%/59%. On January 31, 1997, Westport Oil and Gas consummated the Axem transaction, an acquisition of oil and natural gas properties located in the Rocky Mountains and the West Texas/Mid-Continent area, for a total purchase price of $108.0 million. Through this acquisition, reserves increased nearly 82 Bcfe. Each of the noted acquisitions were accounted for using purchase accounting and the results of the acquired properties were consolidated from the respective closing dates. During 1995 and 1996, Westport Oil and Gas made acquisitions totaling approximately $84.0 million from Conoco, Chevron, Mobil, Koch and others establishing its operations and reserve base in the Rocky Mountains and West Texas/Mid-Continent areas.

   We incurred net losses of $49.4 million and $3.1 million in 1998 and 1999, respectively, and net income of $43.5 million in 2000. Results of operations are significantly impacted by the price of oil and natural gas. During 1998, oil and natural gas prices were lower than prices to be realized in 1999 and 2000. Since the second quarter of 1999, oil and natural gas prices have significantly increased. The prices we receive for our oil vary from NYMEX prices based on the location and quality of the crude oil. The prices we receive for our natural gas are based on Henry Hub prices reduced by transportation and processing fees.

   Revenues are derived from the sale of oil, natural gas and natural gas liquids. We utilize the sales method of accounting for natural gas sales, whereby revenues are recognized based on cash received and not on our proportionate share of production. We periodically enter into fixed price sales agreements or other hedging transactions to take advantage of prices that we believe to be attractive and to reduce risks related to potential price declines. While our hedging contracts protect us from price declines related to future production volumes that are hedged, such contracts can also reduce the benefits we could realize from increases in oil and natural gas prices. Gains and losses from hedging transactions are recognized as oil and natural gas revenue when the associated production occurs.

   Oil and natural gas production costs are composed of lease operating expense, production taxes and transportation costs. Lease operating expense consists of pumpers' salaries, utilities, maintenance and other costs necessary to operate our producing properties. In general, lease operating expense per unit of production is lower on our offshore properties and does not fluctuate proportionately with our production. Production taxes are assessed by applicable taxing authorities as a percentage of revenues. However, properties located in Federal waters offshore are generally not subject to production taxes. We expect production taxes as a percentage of revenue to decline as we increase production from our Gulf of Mexico properties. Transportation costs are comprised of costs paid to a carrier to deliver oil or natural gas to a specified delivery point. We then receive from the purchaser a price for oil or natural gas plus transportation costs.

   Exploration expense consists of geological and geophysical costs, delay rentals and the cost of unsuccessful exploratory wells. Delay rentals are typically fixed in nature in the short term. However, other exploration costs are generally discretionary and exploration activity levels are determined by a number of factors, including oil and natural gas prices, availability of funds, quantity and character of investment projects, availability of service providers and competition.

   Depletion of capitalized costs of producing oil and natural gas properties is provided using the units-of-production method based upon proved reserves. For purposes of computing depletion, proved reserves are redetermined as of the end of each year and on an interim basis when deemed necessary. Because the economic life of each producing well depends upon the assumed price for production, fluctuations in oil and natural gas prices impact the level of proved reserves. Higher prices generally have the effect of increasing reserves, which reduces depletion, while lower prices generally have the effect of decreasing reserves, which increases depletion.

   We assess our proved properties on a field-by-field basis for impairment, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," whenever events or circumstances indicate that the capitalized costs of oil and natural gas properties may not be recoverable. When making such assessments, we compare the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using discounted future net revenues based on escalated prices. Impairments for the years ended December 31, 2000, 1999 and 1998 were calculated based on the following prices: oil prices per barrel of $24.70, $20.84 and $13.00, respectively; and natural gas prices per Mcf of $4.48, $2.36 and $1.95, respectively. Oil prices were escalated annually at 2.5%, 2.5% and 2.0% in 2000, 1999 and 1998, respectively. Gas prices were escalated annually at 2.5%, 2.5% and 3.0% in 2000, 1999 and 1998, respectively. Estimates of declining production were based on estimates by independent reserve engineers and estimated operating costs and severance taxes were based on past experience. Operating and future development costs were escalated annually at 2.5%, 2.5% and 3.0% in 2000 1999 and 1998, respectively. Reserve categories used in the impairment analysis for all periods considered all categories of proven reserves and probable and possible reserves, which were risk-adjusted based on our drilling plans and history of successfully developing those types of reserves. Estimates of reserve volumes for each reserve category for each year were prepared principally by independent reserve engineers.

   We periodically assess our unproved properties to determine if any such properties have been impaired. Such assessment is based on, among other things, the fair value of properties located in the same area as the unproved property and our intent to pursue additional exploration opportunities on such property.

   Stock compensation expense consists of noncash charges resulting from the application of the provisions of FASB Interpretation No. 44 to certain stock options granted to employees, and a one-time expense related to the repurchase of employee stock options in March 2000.

   General and administrative expenses consist primarily of salaries and related benefits, office rent, legal fees, consultants, systems costs and other administrative costs incurred in our Denver and Houston offices. While we expect such costs to increase with our growth, we expect such increases to be proportionately smaller than our production growth.

Results of Operations

   On April 7, 2000, Westport Oil and Gas merged with EPGC. This merger between EPGC and Westport Oil and Gas resulted in Westport Oil and Gas becoming a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation. As a result of the merger, the stockholders of Westport Oil and Gas became the majority stockholders of EPGC, and the senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC. The merger was accounted for using purchase accounting with Westport Oil and Gas as of the April 7, 2000 closing date. The discussion below includes a comparison of our results of operations for the years ended December 31, 2000, 1999 and 1998.

   Revenues. Oil and natural gas revenues for 2000 increased by $144.5 million, or 191%, from $75.5 million to $220.0 million. Production from the acquired EPGC properties accounted for $95.3 million of the increase and the remaining increase resulted from increases of 70% and 92% in realized oil and natural gas prices, respectively. The increase of 22,709 Mmcfe in production volumes from 33,113 Mmcfe in 1999 to 55,822 Mmcfe in 2000 was primarily due to 21,260 Mmcfe from the acquired EPGC properties. Hedging transactions had the effect of reducing oil and natural gas revenues by $24.6 million and $7.9 million, or $0.44 and $0.24 per Mcfe, for the year ended December 31, 2000 and 1999, respectively.

   Oil and natural gas revenues for 1999 increased by $23.1 million, or 44%, from $52.4 million to $75.5 million. This increase resulted from increases of 52% and 22% in realized oil and natural gas prices, respectively, and an increase of 64% in natural gas production volumes partially offset by a decrease of 5% in oil production volumes. The increase in production volumes from 29.0 Bcfe to 33.1 Bcfe was primarily attributable to oil and natural gas properties acquired from Total Minatome Corporation in October 1998. Hedging transactions had the effect of reducing oil and natural gas revenues by $7.9 million, or $0.24 per Mcfe, in 1999 and increasing oil and natural gas revenues by $0.3 million, or $0.01 per Mcfe, in 1998.

   Lease Operating Expense. Lease operating expense for 2000 increased by $11.5 million, or 50%, from $22.9 million to $34.4 million. Lease operating expenses from the acquired EPGC properties accounted for $6.5 million of the increase. On a per Mcfe basis, lease operating expense decreased from $0.69 to $0.62, primarily due to the lower lease operating expense associated with the acquired EPGC properties.

   Lease operating expense for 1999 increased by $1.3 million, or 6%, from $21.6 million to $22.9 million. The increase in lease operating expense was the result of additional expense recorded as a result of oil and natural gas properties acquired from Total Minatome Corporation in October

1998, offset by uneconomic properties shut in during 1999 and sales of oil and natural gas properties during 1999. On a per Mcfe basis, lease operating expense decreased from $0.74 in 1998 to $0.69 in 1999. The cost per Mcfe decreased because the acquired properties are primarily natural gas properties, which have lower operating costs than oil properties.

   Production Taxes. Production taxes for 2000 increased by $4.9 million, or 85%, from $5.7 million to $10.6 million. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 6.9% to 4.3%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger, which increased the number of offshore properties we own that are not subject to production taxes.

   Production taxes for 1999 increased by $1.8 million, or 48%, from $3.9 million to $5.7 million. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 7.5% in 1998 to 6.9% in 1999. The decrease in production taxes as a percent of revenue is primarily the result of the Total Minatome acquisition, which increased the number of offshore properties we own that are not subject to production taxes.

   Transportation Costs. Transportation costs for 2000 increased by $1.3 million, or 76%, from $1.7 million to $3.0 million. Transportation costs from the acquired EPGC properties accounted for $0.4 million of the increase. The remaining increase was due to additional natural gas offshore wells and coalbed methane wells that started producing in 2000, which incur higher costs to process and transport the natural gas.

   Transportation costs for 1999 increased by $0.9 million, or 103%, from $0.8 million to $1.7 million. The increase in transportation costs was primarily the result of natural gas properties located in northern Louisiana acquired from Total Minatome Corporation in October 1998.

   Exploration Costs. Exploration costs for 2000 increased by $5.5 million, or 75%, from $7.3 million to $12.8 million. Exploration costs consist of $6.0 million of dry hole costs, $5.6 million of geological and geophysical costs and $1.2 million of delay rentals. The increase was primarily due to $4.0 million in additional dry hole costs as a result of five unsuccessful offshore exploratory wells and three unsuccessful onshore exploratory wells drilled during 2000. Geological and geophysical costs increased $1.0 million due to increased offshore activity in 2000. Delay rentals accounted for $0.5 million of the increase as a result of acquiring offshore leases in the EPGC merger.

   Exploration costs decreased $7.4 million, or 50%, during 1999, from $14.7 million to $7.3 million. The decrease was primarily due to four unsuccessful offshore exploratory wells and seven unsuccessful onshore exploratory wells drilled during 1998 compared to one unsuccessful offshore exploratory well and two unsuccessful onshore exploratory wells drilled during 1999.

   Depletion, Depreciation and Amortization (DD&A) Expense. DD&A expense increased $39.7 million during 2000 from $25.2 million to $64.9 million. Depletion related to the acquired EPGC properties caused DD&A expense to increase $36.8 million. The remaining increase was due to the additions in oil and natural gas properties during 2000. The average DD&A rate increased from $0.76 per Mcfe during 1999 to $1.16 per Mcfe during 2000, a 53% increase in the DD&A rate primarily due to the acquired offshore EPGC properties.

   DD&A expense decreased $11.1 million, or 30%, during 1999, from $36.3 million to $25.2 million. The average DD&A rate of $0.76 per Mcfe of production during 1999 represents a 39% decrease from the $1.25 per Mcfe recorded in 1998. This decrease was attributable primarily to an increase in estimated proved reserves attributable to higher oil and natural gas prices at December 31, 1999 as compared to December 31, 1998, as well as to proved property impairments of $8.8 million recorded in 1998.

   Impairment of Proved Properties. During 2000, 1999 and 1998, we recognized proved property impairments of $2.9 million, $3.1 million and $8.8 million, respectively. Impairments recorded in 2000 were mainly the result of a decline in the Company's oil and natural gas reserve value due to reserve volume reductions in under performing fields in Wyoming, offshore and Louisiana. The impairment recorded in 1999 was the result of a decrease in risk adjusted probable reserves for the Ward Estes lease located in West Texas, which were subsequently assigned to the operator of the lease in exchange for existing producing property equipment and infrastructure owned by the operator. The impairments recorded in 1998 were as follows: $4.9 million resulting from depressed oil prices for certain long-lived oil properties located primarily in the Rocky Mountains, $2.5 million resulting from depressed natural gas prices for certain natural gas properties located in the Mid-Continent and $1.4 million based on the results of unsuccessful development drilling in the Mid-Continent.

   Impairment of Unproved Properties. In 2000, we recognized unproved property impairments of $5.1 million, as a result of an assessment of the exploration opportunities existing on such properties. The $5.1 million consisted of $2.5 million for leases held in North Dakota, $1.5 million for leases held offshore and $1.1 million for various leases held in Kansas, Wyoming and Louisiana. In 1999, we recognized unproved property impairments of $2.3 million of which $1.3 million was associated with a prospect off the coast of Argentina and the remaining $1.0 million for various leases held in North Dakota and Wyoming. In 1998, $1.7 million and $0.2 million were impaired for leases held in Michigan and North Dakota, respectively.

   Stock Compensation Expense. During 2000, we recognized $5.5 million of stock compensation expense composed of $2.1 million related to applying the provisions of FASB Interpretation No 44, and a one-time stock compensation charge of $3.4 million related to the repurchase of employee stock options in connection with the EPGC merger. There was no stock compensation expense recorded in 1999 and 1998.

   General and Administrative (G&A) Expense. G&A expense increased $2.2 million, or 42%, during 2000, from $5.3 million to $7.5 million. In connection with the EPGC merger additional employees were hired in the Houston office which accounted for a $3.4 million increase in G&A expense. Offsetting the increase in G&A expense was a $0.6 million increase in overhead recoveries from additional drilling in 2000 and $0.5 million additional costs incurred in 1999 related to closing down an office acquired in an acquisition. On a Mcfe basis, G&A expense decreased 13% from $0.16 during 1999 to $0.14 during 2000.

   G&A expense decreased $0.6 million, or 10%, during 1999, from $5.9 million to $5.3 million. The decrease was the result of a reduction in workforce during 1999 combined with increased overhead recoveries from development of our interest in the coalbed methane play in the Powder River Basin. On a Mcfe basis, G&A expense decreased 20% from $0.20 during 1998 to $0.16 during 1999.

   Other Income (Expense). Other income (expense) for 2000 was ($6.0 million) compared to ($5.1 million) for 1999. The variance was primarily due to interest expense which increased $0.5 million from $9.2 million in 1999 to $9.7 million in 2000 as a result of $50 million in additional borrowings relating to the EPGC merger.

   Other income (expense) for 1999 was ($5.1 million) compared to ($7.9 million) for 1998. The variance was attributable to a $3.6 million gain on the sale of assets recorded in 1999. The gain was partially offset by an increase in interest expense of $0.9 million, resulting from an increase in average borrowings related to acquiring oil and natural gas properties from Total Minatome Corporation in October 1998, and an increase in interest rates in 1999. Substantially all of the borrowings in both periods were under a bank line of credit.

   Income Taxes. We recorded income tax expense of $23.7 million for 2000 and no income tax expense or benefit for 1999 resulting from a loss incurred in 1999. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the credits from applying enhanced recovery methods in 2000 and a deferred tax valuation allowance recorded in 1999. As of December 31, 2000, we had a net deferred tax liability of $38.5 million, which includes net operating loss carryforwards of $16.7 million.

   We recorded no income tax benefit in 1999 and 1998 resulting from losses incurred in those years. The difference between the income tax benefit for those years and the amount that would be calculated by applying statutory income tax rates to loss before income taxes is due primarily to deferred tax asset valuation allowances recorded in those years.

   Net Income. Net income for 2000 was $43.5 million compared to a net loss of $3.1 million for 1999. The variance was primarily attributable to an increase in revenues of $144.6 million, partially offset by increases of $39.6 million in DD&A, $11.5 million in lease operating expenses and $23.7 million in income tax expense.

   Net loss for 1999 was $3.1 million compared to $49.4 million for 1998. The decrease in net loss was primarily attributable to an increase in revenues of $23.1 million and decreases in exploration costs of $7.4 million and DD&A expense of $11.1 million.

Liquidity and Capital Resources

   Principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

   Cash flow from operating activities was $143.4 million for 2000 compared to $21.3 million for 1999. Operating cash flow in 2000 increased compared to 1999 due to a 77% increase in commodity prices and as a result of the merger with EPGC. Cash flow from operating activities increased $13.7 million from $7.6 million for 1998 to $21.3 million for 1999 due in part to a 14% increase in production and a 40% increase in commodity prices.

   Cash flow used in investing activities was $140.2 million for 2000 compared to cash flow generated from investing activities of $18.0 million for 1999. Investing activities for 2000 include capital expenditures of $146.1 million, primarily resulting from the merger with EPGC. Cash was generated in 1999 due in part to $32.0 million of proceeds from sales of oil and natural gas properties, which was offset by $14.0 million in additions to oil and natural gas properties. Cash flow generated from investing activities was $18.0 million for 1999 compared to cash flow used in investing activities of $113.0 million for 1998. Cash used in 1998 related to acquisitions and exploitation and exploration activities.

   Net cash used in financing activities was $2.6 million for 2000 compared to net cash used in financing activities of $29.9 million for 1999. Financing activities for 2000 reflect proceeds of $104.1 million from the sale of common stock and borrowings of $50.0 million (utilized to consummate the merger with EPGC) offset by repayments of long-term debt of $156.6 million. Cash flow used in financing activities of $29.9 million for 1999 compared to cash flow from financing activities of $104.7 million for 1998. Financing activities have included primarily proceeds from the issuance of common stock to Westport Energy LLC, proceeds from the issuance of long-term debt and repayment of long-term debt.

   We generated EBITDAX of $165.6 million, $44.0 million and $20.6 million for the years ended December 31, 2000, 1999 and1998, respectively. The increase in EBITDAX from 1998 through 2000 is indicative of the successful implementation of our reserve growth strategy along with our focus on maintaining efficient operations with a low cost structure, coupled with an increase in commodity prices. While we believe that EBITDAX may provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements, certain functional or legal requirements of our business may require us to utilize our available funds for other purposes.

   We entered into a credit agreement as of April 7, 2000 among a syndicate of banks led by Bank of America, N.A. in the aggregate amount of $325.0 million. Our properties, which have been pledged as collateral securing outstanding indebtedness under our credit agreement, could be foreclosed upon in the event of our default thereunder. The amount available for borrowing under the credit facility is limited to an initial borrowing base of $200.0 million as of April 7, 2000, which is redetermined semi-annually beginning on October 1, 2000. As of December 31, 2000, we had a borrowing base of $200.0 million. The credit agreement matures on April 4, 2003. Advances under the credit agreement can be in the form of either a base rate loan or a Eurodollar loan. The interest on a base rate loan is a fluctuating rate equal to (i) the higher of (a) the Federal funds rate plus 0.5% and (b) Bank of America's prime rate, plus (ii) a margin of either 0% or 0.25% depending on the amount outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the sum of (i) a margin of between 1.00% and 1.75% depending on the amount outstanding under the credit agreement and (ii) the rate obtained by dividing the Eurodollar rate by one minus the reserve requirement for the Eurodollar loan.

   The borrowings under the credit agreement as of March 5, 2001 were $0.2 million. The credit agreement contains various covenants and restrictive provisions, including with respect to the following matters:

  .  incurring other indebtedness;

  .  liens on our properties or assets;

  .  hedging contracts;

  .  mergers and issuances of securities;

  .  the sale of any of our material assets or properties;

  .  dividends and redemptions;

  .  investments and new businesses;

  .  credit extensions;

  .  transactions with affiliates; and

  .  prohibited contracts.

   In addition to these non-financial covenants, our credit agreement contains two financial covenants: one that requires us to maintain a current ratio of not less than 1.0 to 1.0 and another that requires us to maintain a ratio of our EBITDA, as defined, to our consolidated interest expense for the period of the preceding four consecutive fiscal quarters, beginning with the fiscal quarter ended March 31, 2000, of not less than 2.5 to 1.0. As of December 31, 2000, we were in compliance with all credit agreement covenants. Our credit agreement contains various events of default, upon the occurrence of which all of our obligations under our credit agreement become immediately due and payable. The events of default include, among others:

  . failure to pay any obligation under our credit agreement when due and payable;

  . failure to duly observe, perform or comply with certain covenants, agreements or provisions of our credit agreement;

  . a case relating to us being brought under any bankruptcy, insolvency or similar law now or hereafter in effect;

  .  a change of control of Westport;

  .  any material adverse change; and

  . both Donald D. Wolf ceasing to act as our chief executive officer and chairman of the board and Barth E. Whitham ceasing to act as our chief operating officer and president.

   Any increases in the interest rates under our credit agreement can have an adverse impact on our results of operations and cash flow. We use derivative financial instruments, specifically interest rate swaps, to reduce and manage interest rate risk. We have an interest rate swap contract for a period commencing on July 30, 1998 and ending on March 11, 2002, for an aggregate notional amount of $25 million with fixed interest rate of 5.58% payable by us and the variable interest rate, a three-month LIBOR, payable by the third party. As a result of our minimal debt balance at December 31, 2000, the interest rate swap did not qualify as a hedge for accounting purposes. As such, we recorded a gain of approximately $65,000 on the interest rate swap contract based on December 31, 2000 market values. Based on the variable rate nature of the majority of the debt, its fair value at December 31, 2000 approximated the carrying amount of $0.2 million.

   Capital expenditures for 2000 included $60.0 million for exploitation and $42.8 million for exploration. Approximately $107 million of our capital expenditure budget for 2001 is allocated for exploitation and approximately $63 million allocated for exploration. Actual levels of capital expenditures may vary significantly due to a variety of factors, including:

  .  drilling results;

  .  product prices;

  .  industry conditions and outlook; and

  .  future acquisitions of properties.

   We will continue to seek opportunities for acquisitions of proved reserves. The size and timing of capital requirements for acquisitions is inherently unpredictable. We expect to fund these capital expenditure activities through a combination of cash flow from operations and borrowings under our credit agreement.

   We believe that our capital resources are adequate to meet the requirements of our business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. We cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We currently sell most of our oil and natural gas production under price sensitive or market price contracts. To reduce our exposure to fluctuations in oil and natural gas prices, we occasionally enter into derivative contracts. However, these contracts may also limit the benefits we would realize if prices increase.

   Through March 1, 2001, we had entered into the following hedging arrangements covering the period beginning January 1, 2001. One Mmbtu approximates one Mcf of natural gas.

                                                  Natural Gas Collars
                                       -----------------------------------------
                                       Average Daily Average NYMEX Average NYMEX
                                          Volume         Floor        Ceiling
   Time Period                            (Mmbtu)     Price/Mmbtu   Price/Mmbtu
   -----------                         ------------- ------------- -------------
   1/1/01--12/31/01...................    12,000         $4.50         $6.00
   2/1/01--12/31/01...................    10,000          5.00          7.00
   3/1/01--12/31/01(1)................     6,000          5.50          8.00

--------
(1) Natural gas collar entered into subsequent to December 31, 2000.

   While it is not our intention to terminate any of the arrangements, we estimate we would have had to pay approximately $5.4 million to terminate the existing arrangements on December 31, 2000 (including $0.7 million which has been recorded as a derivative loss in the 2000 statement of operations).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our financial statements begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There has been no change in our independent accountants during the past two fiscal years. There have been no disagreements with our independent accountants on our accounting or financial reporting that would require our independent accountants to qualify or disclaim their report on our financial statements, or otherwise require disclosure in this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 10.

ITEM 11. EXECUTIVE COMPENSATION

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Exchange Act, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required by Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    (1) Financial Statements
       Report of Independent Public Accountants
      Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December
       31, 2000, 1999 and 1998
      Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 2000, 1999 and 1998
      Consolidated Statements of Cash Flows for the years ended December
       31, 2000, 1999 and 1998
      Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

      All schedules have been omitted because the required information is insignificant or not applicable.

    (3) Exhibits

  Exhibit
    No.                               Exhibits
  -------                             --------
  2.1      --Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy
            Corporation, Equitable Production Company, Equitable Produc-
            tion (Gulf) Company and EPGC Merger Sub Corporation (incorpo-
            rated by reference to Exhibit 2.1 to Form S-1 (Registration
            No. 333-40422) filed with the SEC on June 29, 2000).

  3.1 --Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Form S-1 (Registration No. 333-40422) filed with the SEC on
            September 27, 2000).

  3.2 --Second Amended and Restated Bylaws of the Registrant (incor-porated by reference to Exhibit 3.4 to Form S-1 (Registration
            No. 333-40422) filed with the SEC on August 23, 2000).

  4        --Specimen Certificate for shares of Common Stock of the Reg-
            istrant (incorporated by reference to Exhibit 4 to Form S-1
            (Registration No. 333-40422) filed with the SEC on August 23,
            2000).

 10.1      --Credit Agreement, dated March 31, 2000, by and among
            Westport Oil and Gas Company, Inc. and a syndicate of banks led by Bank of America, N.A., as agent (incorporated by ref-erence to Exhibit 10.1 to Form S-1 (Registration No. 333-
            40422) filed with the SEC on June 29, 2000).

 10.2      --Shareholders' Agreement, dated as of March 9, 2000, by and among Equitable Production (Gulf) Company, Westport Energy
            Corporation and Equitable Production Company (incorporated by reference to Exhibit 10.2 to Form S-1 (Registration No. 333-
            40422) filed with the SEC on June 29, 2000).


 10.3      --Shareholders' Agreement, dated as of March 9, 2000, by and among Westport Energy Corporation, Barth E. Whitham and Don-ald D. Wolf Family Limited Partnership (incorporated by ref-erence to Exhibit 10.3 to Form S-1 (Registration No. 333-
            40422) filed with the SEC on June 29, 2000).

  Exhibit
    No.                                  Exhibits
  -------                                --------
 10.4      --Westport Resources Corporation 2000 Stock Incentive Plan (incorpo-
            rated by reference to Exhibit 10.4 to Form S-1 (Registration No.
            333-40422) filed with the SEC on September 27, 2000).

 10.5      --Form of Indemnification Agreement (incorporated by reference to
            Exhibit 10.5 to Form S-1 (Registration No. 333-40422) filed with the SEC on June 29, 2000).

 10.6      --Westport Resources Corporation Annual Incentive Plan 2000 (incor-
            porated by reference to Exhibit 10.6 to Form S-1 (Registration No.
            333-40422) filed with the SEC on June 29, 2000).

 10.7      --Employment Agreement between Westport and Donald D. Wolf dated May
            8, 2000 (incorporated by reference to Exhibit 10.7 to Form S-1
            (Registration No. 333-40422) filed with the SEC on June 29, 2000).

 10.8      --Employment Agreement between Westport and Barth E. Whitham dated
            May 8, 2000 (incorporated by reference to Exhibit 10.8 to Form S-1
            (Registration No. 333-40422)
            filed with the SEC on June 29, 2000).

 21        --Subsidiaries of the Registrant (incorporated by reference to Ex-
            hibit 21 to Form S-1 (Registration No. 333-40422) filed with the
            SEC on June 29, 2000).

 23.1*     --Consent of Ryder Scott Company, L.P.

 23.2*     --Consent of Netherland, Sewell & Associates, Inc.

--------
*filed herewith

(b)  Reports on Form 8-K

   We did not file any reports on Form 8-K in the quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2001

                                          Westport Resources Corporation

                                            /s/ Donald D. Wolf
                                          By: _________________________________
                                            Donald D. Wolf
                                            Chairman of the Board and Chief
                                            Executive Officer

                               POWER OF ATTORNEY

   The undersigned directors and officers of Westport Resources Corporation hereby constitute and appoint Donald D. Wolf and Barth E. Whitham, with full power to act and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact or his substitute shall lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated below:

             Signature                           Title                    Date
             ---------                           -----                    ----

         /s/ Donald D. Wolf           Chairman, Chief Executive      March 15, 2001
____________________________________     Officer and Director
           Donald D. Wolf                (Principal Executive
                                               Officer)

        /s/ James H. Shonsey           Chief Financial Officer       March 15, 2001
____________________________________     (Principal Financial
          James H. Shonsey                     Officer)

      /s/ Kenneth D. Anderson         Vice President--Accounting     March 15, 2001
____________________________________     (Principal Accounting
        Kenneth D. Anderson                    Officer)

        /s/ Michael Russell                    Director              March 15, 2001
____________________________________
          Michael Russell

        /s/ Murry S. Gerber                    Director              March 15, 2001
____________________________________
          Murry S. Gerber

        /s/ David L. Porges                    Director              March 15, 2001
____________________________________
          David L. Porges

         /s/ James M. Funk                     Director              March 15, 2001
____________________________________
           James M. Funk

        /s/ Alex M. Cranberg                   Director              March 15, 2001
____________________________________
          Alex M. Cranberg

       /s/ William F. Wallace                  Director              March 15, 2001
____________________________________
         William F. Wallace

         /s/ Peter R. Hearl                    Director              March 15, 2001
____________________________________
           Peter R. Hearl

          /s/ Randy Stein                      Director              March 15, 2001
____________________________________
            Randy Stein

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................. F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............. F-3

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998...................................................... F-4

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998......................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Westport Resources Corporation:

   We have audited the accompanying consolidated balance sheets of Westport Resources Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westport Resources Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
February 23, 2001.

                         WESTPORT RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands,
                                                               except share
                          ASSETS                                   data)
Current Assets:
  Cash and cash equivalents................................  $ 20,154  $ 19,475
  Accounts receivable, net.................................    49,200    14,645
  Prepaid expenses.........................................     4,670     1,712
                                                             --------  --------
    Total current assets...................................    74,024    35,832
                                                             --------  --------
Property and equipment, at cost:
  Oil and gas properties, successful efforts method:
   Proved properties.......................................   591,367   307,068
   Unproved properties.....................................    40,653    18,089
  Office furniture and equipment...........................     2,642     2,182
  Leasehold improvements...................................       501       488
                                                             --------  --------
                                                              635,163   327,827
Less accumulated depletion, depreciation and amortization..  (157,739)  (92,950)
                                                             --------  --------
    Net property and equipment.............................   477,424   234,877
                                                             --------  --------
Other assets...............................................       383       768
                                                             --------  --------
    Total assets...........................................  $551,831  $271,477
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.........................................  $ 28,547  $  8,482
  Accrued expenses.........................................    19,827    10,574
  Ad valorem taxes payable.................................     4,788     2,606
  Income taxes payable.....................................       375       --
  Current portion of long-term debt........................       --      1,333
                                                             --------  --------
    Total current liabilities..............................    53,537    22,995
                                                             --------  --------
Long-term debt.............................................       162   105,462
Deferred income taxes......................................    38,503       --
Other liabilities..........................................     1,573     3,009
                                                             --------  --------
    Total liabilities......................................    93,775   131,466
                                                             --------  --------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Common stock, $0.01 par value; 70,000,000 shares
   authorized;
   38,419,041 and 15,630,501 shares issued and outstanding
   at December 31, 2000 and 1999, respectively.............       384       156
  Additional paid-in capital...............................   472,576   198,295
  Accumulated deficit......................................   (14,904)  (58,440)
                                                             --------  --------
    Total stockholders' equity.............................   458,056   140,011
                                                             --------  --------
    Total liabilities and stockholders' equity.............  $551,831  $271,477
                                                             ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Year Ended
                                                        December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  --------  -------  --------
                                                  (in thousands, except per
                                                       share amounts)
Operating revenues:
  Oil and natural gas sales...................... $220,042  $75,488  $ 52,355
                                                  --------  -------  --------
Operating expenses:
  Lease operating expense........................   34,397   22,916    21,554
  Production taxes...............................   10,631    5,742     3,888
  Transportation costs...........................    3,034    1,725       850
  Exploration....................................   12,790    7,314    14,664
  Depletion, depreciation and amortization.......   64,856   25,210    36,264
  Impairment of proved properties................    2,911    3,072     8,794
  Impairment of unproved properties..............    5,124    2,273     1,898
  Stock compensation expense.....................    5,539      --        --
  General and administrative.....................    7,542    5,297     5,913
                                                  --------  -------  --------
    Total operating expenses.....................  146,824   73,549    93,825
                                                  --------  -------  --------
    Operating income (loss)......................   73,218    1,939   (41,470)
                                                  --------  -------  --------
Other income (expense):
  Interest expense...............................   (9,731)  (9,207)   (8,323)
  Interest income................................    1,230      489       403
  Gain on sale of assets, net....................    3,130    3,637       --
  Derivative gain (loss) and other...............     (587)      16        29
                                                  --------  -------  --------
Income (loss) before income taxes................   67,260   (3,126)  (49,361)
                                                  --------  -------  --------
Provision for income taxes:
  Current........................................     (675)     --        --
  Deferred.......................................  (23,049)     --        --
                                                  --------  -------  --------
    Total provision for income taxes.............  (23,724)     --        --
                                                  --------  -------  --------
Net income (loss)................................ $ 43,536  $(3,126) $(49,361)
                                                  ========  =======  ========
Weighted average number of common shares
 outstanding:
    Basic........................................   28,296   14,727    11,004
                                                  ========  =======  ========
    Diluted......................................   28,645   14,727    11,004
                                                  ========  =======  ========
Net income (loss) per common share:
    Basic........................................ $   1.54  $ (0.21) $  (4.49)
                                                  ========  =======  ========
    Diluted...................................... $   1.52  $ (0.21) $  (4.49)
                                                  ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock  Additional
                                 -------------  Paid-in   Accumulated
                                 Shares Amount  Capital     Deficit    Total
                                 ------ ------ ---------- ----------- --------
                                                (in thousands)
Balance at December 31, 1997....  9,638  $ 96   $136,955   $ (5,953)  $131,098
 Sale of common stock (Note 8)..  3,943    40     44,960         --     45,000
 Net loss.......................    --    --         --     (49,361)   (49,361)
                                 ------  ----   --------   --------   --------
Balance at December 31, 1998.... 13,581   136    181,915    (55,314)   126,737
 Sale of common stock (Note 8)..  2,050    20     16,380        --      16,400
 Net loss.......................    --    --         --      (3,126)    (3,126)
                                 ------  ----   --------   --------   --------
Balance at December 31, 1999.... 15,631   156    198,295    (58,440)   140,011
 Stock issuance for EPGC merger
  (Note 4)...................... 15,236   152    165,204        --     165,356
 Merger costs paid by principal
  stockholder...................    --    --       2,895        --       2,895
 Initial public offering of
  common stock..................  7,535    75    103,836        --     103,911
 Option plan compensation.......    --    --       2,156        --       2,156
 Stock options exercised........     13     1        140        --         141
 Stock issuance to directors....      4   --          50        --          50
 Net income.....................    --    --         --      43,536     43,536
                                 ------  ----   --------   --------   --------
Balance at December 31, 2000.... 38,419  $384   $472,576   $(14,904)  $458,056
                                 ======  ====   ========   ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Year Ended
                                                         December 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
                                                        (in thousands)
Cash flows from operating activities:
  Net income (loss)............................... $ 43,536  $(3,126) $(49,361)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depletion, depreciation and amortization.......   64,856   25,210    36,264
   Exploratory dry hole costs.....................    6,020    2,032     9,487
   Impairment of proved properties................    2,911    3,072     8,794
   Impairment of unproved properties..............    5,124    2,273     1,898
   Stock compensation expense.....................    2,156      --        --
   Gain on sale of assets.........................   (3,130)  (3,637)      --
   Deferred income taxes..........................   23,049      --        --
   Director retainers settled for stock...........       50      --        --
   Changes in assets and liabilities, net of
    effects of acquisitions:
    Decrease (increase) in accounts receivable....  (28,678)  (6,448)   11,778
    Increase in prepaid expenses..................   (1,139)    (338)     (119)
    Increase (decrease) in accounts payable.......   17,930   (1,753)  (11,706)
    Increase in accrued expenses..................    9,622    4,236     1,817
    Increase (decrease) in ad valorem taxes
     payable......................................    2,183      337    (1,097)
    Increase in income taxes payable..............      375      --        --
    Decrease in other liabilities.................   (1,436)    (579)     (133)
                                                   --------  -------  --------
Net cash provided by operating activities.........  143,429   21,279     7,622
                                                   --------  -------  --------
Cash flows from investing activities:
  Additions to property and equipment............. (102,229) (14,005)  (49,630)
  Proceeds from sales of assets...................    6,259   31,994       299
  Merger with EPGC................................  (42,403)     --        --
  TMC acquisition, net of cash acquired...........      --       --    (56,348)
  Other acquisitions..............................   (1,454)     --     (7,030)
  Other...........................................     (342)      (8)     (310)
                                                   --------  -------  --------
Net cash provided by (used in) investing
 activities....................................... (140,169)  17,981  (113,019)
                                                   --------  -------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.....  104,052   16,400    45,000
  Proceeds from issuance of long-term debt........   50,000      --     61,000
  Repayment of long-term debt..................... (156,633) (46,333)   (1,333)
                                                   --------  -------  --------
Net cash provided by (used in) financing
 activities.......................................   (2,581) (29,933)  104,667
                                                   --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................      679    9,327      (730)
Cash and cash equivalents, beginning of year......   19,475   10,148    10,878
                                                   --------  -------  --------
Cash and cash equivalents, end of year............ $ 20,154  $19,475  $ 10,148
                                                   ========  =======  ========
Supplemental cash flow information:
  Cash paid for interest.......................... $ 10,649  $ 9,575  $  7,472
                                                   ========  =======  ========
  Cash paid for income taxes...................... $    300  $   --   $    --
                                                   ========  =======  ========
Supplemental schedule of noncash investing and
 financing activities:
  Common stock issued in connection with the EPGC
   merger......................................... $165,356  $   --   $    --
                                                   ========  =======  ========
  Liabilities assumed in connection with the EPGC
   merger......................................... $  1,850  $   --   $    --
                                                   ========  =======  ========
  EPGC merger expenses paid by principal
   stockholder.................................... $  2,895  $   --   $    --
                                                   ========  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies:

   On April 7, 2000, Westport Oil and Gas Company, Inc. merged with Equitable Production (Gulf) Company ("EPGC"), an indirect subsidiary of Equitable Resources, Inc. that held certain Gulf of Mexico assets (the "EPGC Properties"). This transaction was effected by a merger (the "Merger") between a newly-formed subsidiary of EPGC and Westport Oil and Gas Company, Inc., resulting in Westport Oil and Gas Company, Inc. becoming a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation (the "Company"). Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Gulf of Mexico, Rocky Mountains, the Gulf Coast and the West Texas/Mid Continent area.

   A summary of the Company's significant accounting policies follows:

  Cash and Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The total carrying amount of cash and equivalents approximates the fair value of such instruments.

  Revenue Recognition

   The Company follows the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers.

  Natural Gas Balancing

   The Company uses the sales method of accounting for natural gas imbalances. Under this method, revenue is recognized based on cash received rather than the Company's proportionate share of natural gas produced. Natural gas imbalances at December 31, 2000 and 1999 were not significant.

  Oil and Natural Gas Properties

   The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of the Company's oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

   The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires the Company to assess the need for an impairment of capitalized costs of oil and natural gas properties on a field-by-field basis. In applying this statement, the Company compares the expected undiscounted future net revenues on a field-by-field basis with the related net capitalized costs at the end of each period. When the net capitalized costs exceed the undiscounted future net revenues, the cost of the property is written down to "fair value," which is determined using the discounted future net revenues on a field-by-field basis. In 2000, 1999 and 1998, the Company recorded proved property impairments of $2.9 million, $3.1 million and $8.8 million, respectively. Gains and losses resulting from the disposition of proved properties are included in operations.

                         WESTPORT RESOURCES CORPORATION

   Capitalized costs of proved properties are depleted on a field-by-field basis using the units-of-production method based upon proved oil and natural gas reserves. The amortizable base of the Company's offshore properties includes estimated dismantlement, restoration and abandonment costs, net of estimated salvage values. In management's opinion, abandonment, restoration and dismantlement costs from onshore properties generally approximate the residual value of equipment, and therefore, no accrual for such costs has been recorded.

   Unproved properties are assessed periodically to determine whether impairment has occurred. Sales proceeds from unproved oil and natural gas properties are credited to related costs of the prospect sold until all such costs are recovered and then to net gain or loss on sales of unproved oil and natural gas properties. In 2000, 1999 and 1998, the Company recorded unproved property impairments of $5.1 million, $2.3 million and $1.9 million, respectively.

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

  Earnings (Loss) per Common Share

   The Company follows the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. All options to purchase common shares were excluded from the computation of diluted earnings per share in 1998 and 1999, because they were antidilutive as a result of the Company's net losses in those years. Dilutive securities of the Company consist entirely of outstanding options to purchase shares of the Company's common stock.

  Consolidated Statements of Cash Flows

   For purposes of the Statements of Cash Flows, the costs of exploratory dry holes are included in cash flows from investing activities.

  Income Taxes

   The Company computes income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

  Office Furniture and Equipment and Leasehold Improvements

   Office furniture and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Leasehold improvements are amortized over the life of the related lease. Maintenance and repairs are charged to expense as incurred. Gains or losses on dispositions of office furniture and equipment are included in operations.

                         WESTPORT RESOURCES CORPORATION

  Commodity Derivative Instruments and Hedging Activities

   The Company periodically enters into commodity derivative contracts and fixed-price physical contracts to manage its exposure to oil and natural gas price volatility. The Company primarily utilizes price swaps, futures contracts or collars, which are generally placed with major financial institutions or with counterparties of high credit quality that the Company believes are minimal credit risks. The oil and natural gas reference prices of these commodity derivatives contracts are based upon crude oil and natural gas futures which have a high degree of historical correlation with actual prices received by the Company. The Company accounts for its commodity derivatives contracts using the hedge (deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes and the mark to market method if such derivative contracts do not qualify as hedges for accounting purposes. Under the deferral method, gains and losses from derivative contracts accounted for as hedges are recognized in oil and natural gas revenue when the associated production occurs, and the resulting cash flows are reported as cash flows from operating activities. Gains and losses from commodity derivatives contracts accounted for as hedges that are closed before the hedged production occurs are deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and natural gas reference prices under a commodity derivatives contract and actual oil and natural gas prices, a gain or loss would be recognized currently to the extent the commodity derivatives contract did not offset changes in actual oil and natural gas prices. Under mark to market accounting, gains and losses on derivative contracts not qualifying as hedges are reflected as derivative gains (losses) in the accompanying statements of operations at each period end.

   At December 31, 2000, the Company had costless collar agreements for a total of 7,720,000 Mmbtus of natural gas for the months of January through December 2001 at a floor price ranging from $4.50 per Mmbtu to $5.00 per Mmbtu and a ceiling price ranging from $6.00 per Mmbtu to $7.00 per Mmbtu. One costless collar agreement for 4,380,000 Mmbtus of natural gas for the months of January through December 2001 was treated as a hedge for accounting purposes. The other costless collar agreement for 3,340,000 Mmbtus of natural gas was for the months of February through December. This gas collar did not qualify as a hedge for accounting purposes.

   In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company has estimated the fair value of its commodity derivative arrangements at December 31, 2000 utilizing the then-applicable crude oil and natural gas strips. While it is not the Company's intention to terminate any of the arrangements, it is estimated that the Company would have to pay approximately $5.4 million to terminate the then-existing arrangements on December 31, 2000 (including $0.7 million which has been recorded as a derivative loss in the 2000 statement of operations). Due to the volatility of crude oil and natural gas prices, the fair market value may not be representative of the actual gain or loss that will be realized by the Company in 2001.

   The Company recognized reductions of oil and natural gas revenues of $24.6 million and $7.9 million from hedging agreements in 2000 and 1999, respectively. The Company recognized an increase in oil and natural gas revenues of $298,000 from oil hedging agreements in 1998. The Company recognized a derivative loss of $0.7 million in 2000 from commodity derivative contracts that did not qualify as hedges for accounting purposes.

  Interest Rate Swap Agreement

   The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized as a current period adjustment to interest expense.

                         WESTPORT RESOURCES CORPORATION

   The Company entered into an interest rate swap contract for a period commencing on July 30, 1998 and ending on March 11, 2002. The contract, as amended, is for an aggregate notional amount of $25 million with a fixed interest rate of 5.58% payable by the Company and the variable interest rate, a three-month LIBOR, payable by the third party. The difference between the Company's fixed rates and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days and recognized as an adjustment to interest expense. Accordingly, the Company received $423,000 in 2000, paid $192,000 in 1999 and received $7,000 in
December, 1998. As a result of the Company's minimal debt balance at December 31, 2000, the interest rate swap did not qualify as a hedge for accounting purposes. As such, the Company recorded a mark to market gain of approximately $65,000 on the interest rate swap at December 31, 2000.

  Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded a hedging loss of approximately $3.1 million (net of tax effect of $1.6 million) as a cumulative effect of a change in accounting principal in other comprehensive income for the fair market value of derivative contracts designated as hedges. A corresponding entry of $4.7 million was recorded to derivative liability on the balance sheet.

   In September 2000, the Emerging Issues Task Force reached a consensus on issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"), which requires shipping and handling costs to be reflected as an operating expense rather than as a reduction of revenue. The Company was required to adopt the provisions of EITF No. 00-10 in the fourth quarter of 2000. Accordingly, the Company restated oil and natural gas revenues for all periods presented to exclude the effects of transportation costs and recorded such transportation costs as a separate line in the statements of operations. Adoption of the provisions of EITF No. 00-10 had no impact on net income
(loss).

  Fair Value of Financial Instruments

   The carrying amounts of the Company's cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. The carrying amount of the Company's long-term debt approximates fair value based on the variable borrowing rate of the credit facility.

  Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         WESTPORT RESOURCES CORPORATION

   The Company's consolidated financial statements are based on a number of significant estimates including oil and natural gas reserve quantities which are the basis for the calculation of depletion and impairment of oil and natural gas properties. The Company's reserve estimates, which are inherently imprecise, are determined by outside petroleum engineers.

  Comprehensive Income

   The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to owner. The Company had no such changes in 2000, 1999 or 1998.

  Reclassifications

   Certain amounts reported in the prior year consolidated financial statements have been reclassified to correspond to the December 31, 2000 presentation.

2. Initial Public Offering:

   On October 19, 2000, the Company completed an initial public offering of
9.15 million shares of common stock at $15.00 per share. The over allotment of
1.035 million additional shares was completed on November 22, 2000. Of the total 10.185 million shares sold, 7.535 million shares were offered by the Company and 2.65 million shares were offered by selling stockholders. After payment of underwriting discounts and offering costs of $9.1 million, the Company received net proceeds of $103.9 million. The proceeds were used to repay a portion of the Company's outstanding debt.

   Prior to completion of the initial public offering, the Board of Directors approved a restated certificate of incorporation in Delaware. Subsequent to filing of the restated certificate, the Company split the common stock on a three-for-two basis by way of a stock dividend. All par value, authorized shares, common stock and common stock amounts have been retroactively restated in the accompanying consolidated financial statements to reflect the stock split.

3. Stock Option Repurchase:

   On March 24, 2000, the Company repurchased and cancelled 1,344,510 stock options, representing all outstanding stock options at that date, from employees and directors for approximately $3.4 million. The cost to repurchase the stock options is included in stock compensation expense in the accompanying statement of operations for the year ended December 31, 2000. The cost to repurchase the stock options was based on the difference between $10.85 and the exercise prices of $8.00 and $10.67 of such options. See Note 9.

4. Merger:

   The Merger was a non-taxable transaction accounted for using purchase accounting with Westport Oil and Gas as the surviving entity. Westport Resources Corporation paid $50 million in cash from bank borrowings, issued
15.236 million shares of common stock valued at $10.85 per share and assumed liabilities of $1.85 million to consummate the Merger. The EPGC Properties consist of 37 producing properties and 30 undeveloped blocks in the Gulf of Mexico. The results of operations of EPGC have been included in the Company's statement of operations since the closing date of April 7, 2000.

                         WESTPORT RESOURCES CORPORATION

   The total purchase price of $217.2 million was allocated as follows (in thousands):

   Acquisition Costs:
     Common stock issued.............................................. $165,356
     Cash paid/Long-term debt incurred................................   50,000
     Liabilities assumed..............................................    1,850
                                                                       --------
       Total acquisition costs........................................ $217,206
                                                                       ========
   Allocation of Acquisition Costs:
     Oil and gas properties--proved................................... $193,603
     Oil and gas properties--unproved.................................   23,603
                                                                       --------
       Total.......................................................... $217,206
                                                                       ========

The value of the common stock issued to consummate the Merger was determined utilizing a valuation model to determine a Net Asset Value ("NAV") for each company based on the pre-tax discounted future net revenues of the companies' oil and gas reserves, derived from third party engineering reports, adjusted for the companies' other assets and liabilities.

   In addition to the acquisition costs discussed above, the Company also recorded deferred taxes of $15.5 million (net of the reversal of previously established deferred tax valuation allowances of $21.9 million) for the difference between the historical tax basis of the EPGC Properties and the acquisition costs. Merger costs of $2.9 million paid by the Company's then principal stockholder were also recorded as acquisition costs (with a corresponding amount recorded to additional paid-in capital). The carrying value of the oil and gas properties was subsequently reduced by approximately $15 million for normal working capital adjustments for the period between the effective date, October 1, 1999, to the closing date.

  Pro Forma Results of Operations (Unaudited)

   The following table reflects the unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 as though the Merger had occurred as of January 1 of each year presented. The pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                                For the Year
                                                               Ended December
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands,
                                                              except per share
                                                                    data)
   Revenues.................................................. $238,974 $140,360
   Net income................................................   46,860    9,452
   Basic net income per share................................     1.66     0.32
   Diluted net income per share..............................     1.64     0.31

5. Concentration of Credit Risk:

   The Company has accounts with separate banks in Denver, Colorado and Calgary, Canada. The Company invests substantially all available cash in an overnight investment account consisting of U.S. Treasury obligations. At December 31, 2000, the balance in the overnight investment account was $17.2 million.

                         WESTPORT RESOURCES CORPORATION

   The Company sells its oil and natural gas production to creditworthy companies. Allowances for potential credit losses relating to product sales are not maintained and the Company does not require collateral.

6. Income Taxes:

   The components of the provision for income taxes are as follows:

                                                                For the Year
                                                               Ended December
                                                                     31,
                                                              -----------------
                                                               2000   1999 1998
                                                              ------- ---- ----
                                                               (in thousands)
   Current:
     Federal................................................. $   675 $--  $--
     State...................................................     --   --   --
                                                              ------- ---- ----
                                                                  675  --   --
                                                              ------- ---- ----
   Deferred:
     Federal.................................................  22,289  --   --
     State...................................................     760  --   --
                                                              ------- ---- ----
                                                               23,049  --   --
                                                              ------- ---- ----
   Provision for income taxes................................ $23,724 $--  $--
                                                              ======= ==== ====

   The difference between the provision for income taxes and the amounts computed by applying the U.S. federal statutory rate are as follows:

                                                      For the Year Ended
                                                         December 31,
                                                   ---------------------------
                                                     2000     1999      1998
                                                   --------  -------  --------
                                                        (in thousands)
   Federal statutory rate......................... $ 23,541  $(1,063) $(16,783)
   State income taxes, net of Federal effect......      760     (103)   (1,630)
   Change in valuation allowance..................     (460)   1,177    18,425
   Other permanent differences....................     (117)     (11)      (12)
                                                   --------  -------  --------
                                                   $ 23,724  $   --   $    --
                                                   ========  =======  ========

   Long-term deferred tax assets (liabilities) are comprised of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                                                               (in thousands)
   Oil and natural gas properties............................ $(45,031) $ 4,945
   Net operating loss carryforward...........................    5,853   17,443
   Alternative minimum tax credit............................      675      --
   Valuation allowance.......................................      --   (22,388)
                                                              --------  -------
   Net deferred tax liability................................ $(38,503) $   --
                                                              ========  =======

   As of December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $16.7 million which expire between 2018 and 2019 and may be utilized to reduce future tax liability of the Company. In first quarter 2000, the Company reduced its valuation

                         WESTPORT RESOURCES CORPORATION
allowance by approximately $460,000 based on a determination that a portion of the Company's deferred tax assets would be realized in the future based on taxable income generated by current operations. In second quarter 2000, the Company reduced the remaining valuation allowance of $21.9 million as a result of the Merger (see Note 4). The Company believes under existing tax law it will be able to utilize its historical deductible temporary differences and carryforwards to offset the taxable temporary differences resulting from the Merger.

7. Long-Term Debt:

   Long-term debt consisted of:

                                                                 December 31,
                                                                --------------
                                                                2000    1999
                                                                ----- --------
                                                                (in thousands)
   9% bank term note, payable in 24 equal quarterly
    installments of $333,333 plus interest, January 31, 1995
    through December 31, 2000.................................. $ --  $  1,333
   Bank line of credit due on April 4, 2003....................   162  105,462
                                                                ----- --------
                                                                  162  106,795
   Less current portion........................................   --    (1,333)
                                                                ----- --------
                                                                $ 162 $105,462
                                                                ===== ========

   The Company entered into a credit agreement as of April 7, 2000 among a syndicate of banks led by Bank of America, N.A. in the aggregate amount of $325.0 million. The amount available for borrowing under the credit facility is limited to an initial borrowing base of $200.0 million, but will be redetermined semi-annually beginning on October 1, 2000. The credit agreement matures on April 4, 2003 and is secured by substantially all of the Company's oil and gas properties. Advances under the credit agreement can be in the form of either a base rate loan or a Eurodollar loan. The interest on a base rate loan is a fluctuating rate equal to (i) the higher of (a) the Federal funds rate plus 0.5% and (b) Bank of America's prime rate, plus (ii) a margin of either 0% or 0.25% depending on the amounts outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the sum of (i) a margin of between 1.00% and 1.75% depending on the amount outstanding under the credit agreement and (ii) the rate obtained by dividing the Eurodollar rate by one minus the reserve requirement for the Eurodollar loan. The weighted average rate in effect was 8.0% and 7.61% at December 31, 2000 and 1999, respectively. Commitment fees under the credit agreement fluctuate from 0.25% to 0.40% based on the ratio of the borrowing base to available borrowings. The credit agreement contains various covenants and restrictive provisions including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDA, as defined, to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 2.5 to 1.0.

8. Stockholders' Equity:

   In 1998 and 1999, 3,942,758, and 2,050,001 shares of common stock were purchased by the Company's then principal stockholder for share prices of $11.41, and $8.00, respectively. The share prices reflected the estimated market value of the Company's stock at the time of purchase. The estimated market value was determined utilizing a valuation model that was based on the pre tax discounted future net revenues from the Company's oil and gas reserves adjusted for the Company's other assets and liabilities.

                         WESTPORT RESOURCES CORPORATION

9. Stock Options:

   On October 17, 2000, the Westport Resources Directors' Stock Option Plan and the Westport Resources Corporation Stock Option Plan (the "Predecessor Plans") were merged into the Westport Resources Corporation 2000 Stock Incentive Plan (the "Stock Option Plan"). The Stock Option Plan provides for issuance of options to employees, officers and directors to purchase shares of common stock. The aggregate number of shares of common stock that may be issued under the Stock Option Plan is 4,110,813 shares. The exercise price, vesting and duration of the options may vary and will be determined at the time of issuance. During 2000, options to purchase 2,110,880 shares of the Company's common stock were granted under the Stock Option Plan at exercise prices between $10.85 and $17.63 per share, which reflected the estimated fair market value of the shares at the date of grant. The options vest ratably over two or three years from the date of grant and have a term of 10 years. Of the 2,110,880 options granted in 2000, 1,344,510 options are deemed to be replacement options (the "Replacement Options") for those options repurchased by the Company on March 24, 2000 (see Note 3). During 1999 and 1998, options to purchase 597,600 and 93,750 shares of the Company's common stock were granted under the Predecessor Plans at exercise prices between $8.00 and $15.78 per share, which reflected the estimated fair market value of the shares at the date of grant.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock options and/or awards in a business combination. The Interpretation was effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that the Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the Interpretation are recognized on a prospective basis from July 1, 2000. Under provisions of the Interpretation, we are required to account for 1,080,473 of the Replacement Options as variable awards from July 1, 2000 until the date the options are exercised, forfeited or expire unexercised. Compensation cost will be measured for the amount of any increases in our stock price after July 1, 2000 and recognized over the remaining vesting period of the options. Any decreases in our stock price subsequent to July 1, 2000 will be recognized as a decrease in compensation cost, limited to the amount of compensation cost previously recognized as a result of increases in our stock price. Any adjustment to compensation cost for further changes in the stock price after the award vests will be recognized immediately. As of December 31, 2000, 1,018,223 of the Replacement Options were still outstanding, which resulted in $2.1 million of compensation cost recorded in the 2000 statement of operations.

                         WESTPORT RESOURCES CORPORATION

   A summary of the status of the Company's Stock Option Plan and Predecessor Plans as of December 31, 2000, 1999 and 1998 and changes during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                              Shares    Weighted
                                                              Under     Average
                                                              Option    Exercise
                                                               Plan      Price
                                                            ----------  --------
Balance at December 31, 1997...............................    986,723   $15.74
  Options granted..........................................     93,750    11.41
                                                            ----------
Balance at December 31, 1998...............................  1,080,473    15.37
  Options cancelled........................................   (333,563)   15.37
  Options granted..........................................    597,600     8.64
                                                            ----------
Balance at December 31, 1999...............................  1,344,510     8.29
  Options repurchased...................................... (1,344,510)   12.43
  Options granted..........................................  2,110,880    12.61
  Options forfeited........................................    (44,421)   10.85
  Options exercised........................................    (13,018)   10.85
                                                            ----------
Balance at December 31, 2000...............................  2,053,441    12.61
                                                            ==========
Options exercisable at December 31, 1998...................    397,619    15.65
                                                            ==========
Options exercisable at December 31, 1999...................    455,544     8.00
                                                            ==========
Options exercisable at December 31, 2000...................     29,516    10.85
                                                            ==========

   The Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has elected to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation costs for the Company's options been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company's net income would have been decreased and the net loss would have been increased to the pro forma amounts indicated below:

                                                        For the Year Ended
                                                           December 31,
                                                     -------------------------
                                                      2000    1999      1998
                                                     ------- -------  --------
                                                          (in thousands,
                                                      except per share data)
Net income (loss)
  As reported....................................... $43,536 $(3,126) $(49,361)
  Pro forma.........................................  41,885  (4,114)  (50,385)
Basic net income (loss) per common share
  As reported....................................... $  1.54 $ (0.21) $  (4.49)
  Pro forma.........................................    1.51   (0.28)    (4.58)
Diluted net income (loss) per common share
  As reported....................................... $  1.52 $ (0.21) $  (4.49)
  Pro forma.........................................    1.49   (0.28)    (4.58)

   The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998, calculated using the Black-Scholes option pricing model, was $5.44, $4.21 and $2.69, respectively. The fair value of each option granted is estimated with the following weighted

                         WESTPORT RESOURCES CORPORATION
average assumptions for grants in 2000, 1999 and 1998: risk-free interest rate of 6.25%, 5.53% and 5.52%, respectively; no dividend yields; expected volatility of 38.34%, 0.01% and 0.01%, respectively; and expected lives of 5 years.

10. Major Purchasers:

   The following purchasers accounted for 10% or more of the Company's oil and gas sales for the years ended December 31, 2000, 1999 and 1998:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Dynegy Inc.................................................... 23%  --   --
   Conoco Inc.................................................... 14%  26%  26%
   Koch Oil Company.............................................. --   --   18%
   Energen Resources MAQ, Inc.................................... --   20%  17%
   EOTT Energy Corporation....................................... 13%  20%  --

11. Commitments and Contingencies:

   At December 31, 2000, the Company had two leases covering office space under noncancelable agreements which begin to expire in November, 2003. The minimum annual rental payments under the leases are as follows (in thousands):

   Year Ending December 31
   -----------------------
   2001................................................................. $  502
   2002.................................................................    515
   2003.................................................................    482
                                                                         ------
                                                                         $1,499
                                                                         ======

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $820,000, $497,000 and $652,000, respectively.

   The Company entered into employment agreements on May 8, 2000 with its chief executive officer and president, which provide for annual base salaries of $325,000 and $225,000, respectively, subject to annual adjustments through May 31, 2003. The agreements provide for severance payments equal to three times the individual's then applicable base salary and three times the average of the bonus the individual received the last three years if the Company terminates such person's employment other than for cause or if such person's employment is terminated upon a change of control.

   The Company is subject to governmental and regulatory controls arising in the ordinary course of business. It is the opinion of the Company's management that there are no claims or litigation involving the Company that are likely to have a material adverse effect on its financial position or results of operations.

12. Producing Properties Acquisitions and Divestitures:

  Total Minatome Corporation Acquisition

   On October 15, 1998, the Company entered into an agreement ("Agreement") with an industry partner ("Purchaser") in connection with a stock purchase ("Stock Purchase") agreement between

                         WESTPORT RESOURCES CORPORATION

Purchaser and Total Minatome Corporation ("TMC") for the purchase of all of the outstanding stock of TMC ("TMC Acquisition"), as an express third party beneficiary of the rights of the Purchaser and the obligations of TMC under the Stock Purchase. Pursuant to the Agreement, subsequent to the TMC Acquisition the Purchaser assigned the Company a 31% interest in the individual assets and liabilities of TMC ("TMC Property Acquisition"), which consist primarily of working interests in oil and natural gas properties, for consideration of approximately $56 million. The TMC Property Acquisition was funded by sales of common stock to the Company's then principal stockholder and bank borrowings. The TMC Property Acquisition was accounted for using the purchase method with the purchase price allocated among proved and unproved oil and natural gas properties and other assets and liabilities based on their relative fair values. Revenue associated with the TMC Property Acquisition for the 3-month period ended December 31, 1998 was approximately $5.5 million.

  Other Acquisitions

   During 1998 the Company acquired producing properties ("Other Acquisitions") for a total cash purchase price of approximately $7 million. The Other Acquisitions were funded by sales of common stock to the Company's then principal stockholder and bank borrowings. The Other Acquisitions were accounted for using the purchase method. Revenues associated with these properties for the year ended December 31, 1998 were approximately $1.3 million.

  Sale of Offshore Properties

   During 2000, the Company sold an interest in an oil and natural gas development and exploration prospect located offshore in the Gulf of Mexico for $6.2 million. The property had a book value of $2.9 million, and a $3.3 million gain was recorded on the sale. Proceeds from the sale were used to reduce borrowings under the credit agreement.

   During 1999, the Company sold certain interests in oil and natural gas development and exploration prospects located offshore in the Gulf of Mexico for $21.4 million. The properties had a book value of $17.4 million, and a $4.0 million gain was recorded on the sale. Proceeds from the sale were used to reduce borrowings under the credit agreement.

13. Retirement Savings Plan:

   Effective December 1, 1995, the Company adopted a retirement savings plan. The Westport Savings and Profit Sharing Plan (the "Plan") is a defined contribution plan and covers all employees of the Company. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code.

   The assets of the Plan are held and the related investments are executed by the Plan's trustee. Participants in the Plan have investment alternatives in which to place their funds and may place their funds in one or more of these investment alternatives. Administrative fees are paid by the Company on behalf of the Plan. The Plan provides for discretionary matching by the Company of 60% of each participant's contributions up to 6% of the participant's compensation. The Company contributed $155,000, $114,000 and $104,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

                         WESTPORT RESOURCES CORPORATION

14. Supplemental Information Related to Oil and Gas Activities:

   The following tables set forth certain historical costs and costs incurred related to the Company's oil and natural gas producing activities:

                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (in thousands)
Capitalized costs
  Proved oil and natural gas properties.......... $591,367  $307,068  $316,243
  Unproved oil and natural gas properties........   40,653    18,089    32,611
                                                  --------  --------  --------
    Total oil and natural gas properties.........  632,020   325,157   348,854
  Less: Accumulated depletion, depreciation and
   amortization.................................. (155,752)  (91,325)  (73,096)
                                                  --------  --------  --------
    Net capitalized costs........................ $476,268  $233,832  $275,758
                                                  ========  ========  ========

                                                         For the Year Ended
                                                            December 31,
                                                      -------------------------
                                                        2000    1999     1998
                                                      -------- ------- --------
                                                           (in thousands)
Costs incurred
  Proved property acquisition costs.................. $182,944 $   --  $ 61,938
  Unproved property acquisition costs................   31,821   2,336   15,873
  Exploration costs..................................   34,622   7,958   19,806
  Development costs..................................   58,958   3,695   15,164
                                                      -------- ------- --------
    Total............................................ $308,345 $13,989 $112,781
                                                      ======== ======= ========

  Oil and Gas Reserve Information (Unaudited)

   The following summarizes the policies used by the Company in preparing the accompanying oil and natural gas reserve disclosures, Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves and reconciliation of such Standardized Measure between years.

   Estimates of total proved and proved developed reserves at December 31, 2000 were prepared by Ryder Scott Company, L.P. and Netherland, Sewell and Associates, Inc. and internal estimates. The Ryder Scott and Netherland Sewell reports covered approximately 85% of the total net present value of the reserves and the internally generated report covered the remaining 15% of the net present value. Estimates of total proved and proved developed reserves at December 31, 1999 and 1998 were prepared by Ryder Scott Company, L.P. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be recovered through existing wells with existing equipment and operating methods. Substantially all of the Company's oil and natural gas reserves are located in the United States and the Gulf of Mexico.

   The Standardized Measure of discounted future net cash flows from production of proved reserves was developed as follows:

  1. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.

                         WESTPORT RESOURCES CORPORATION

  2. The estimated future cash flows from proved reserves were determined based on year-end prices held constant, except in those instances where fixed and determinable price escalations are included in existing contracts.

  3. The future cash flows are reduced by estimated production costs and costs to develop and produce the proved reserves, all based on year-end economic conditions and by the estimated effect of future income taxes based on statutory income tax rates in effect at each year end, the Company's tax basis in its proved oil and natural gas properties and the effect of net operating loss, investment tax credit and other carryforwards.

   The Standardized Measure of discounted future net cash flows does not purport to present, nor should it be interpreted to present, the fair value of the Company's oil and natural gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

   Quantities of Oil and Gas Reserves (Unaudited)

   The following table presents estimates of the Company's net proved and proved developed oil and gas reserves:

                                                                 Oil      Gas
                                                                (Mbls)   (Mmcf)
                                                                ------  -------
   Proved reserves at December 31, 1997........................ 27,991   28,791
     Revisions of previous estimates........................... (2,905)   5,618
     Discoveries...............................................  1,882    5,116
     Purchase of minerals in place.............................  1,212   70,395
     Sales of minerals in place................................   (321)  (1,235)
     Production................................................ (3,483)  (8,101)
                                                                ------  -------
   Proved reserves at December 31, 1998........................ 24,376  100,584
     Revisions of previous estimates........................... 13,814   20,332
     Discoveries...............................................    708   24,250
     Purchase of minerals in place.............................    --       --
     Sales of minerals in place................................ (2,848) (12,515)
     Production................................................ (3,300) (13,313)
                                                                ------  -------
   Proved reserves at December 31, 1999........................ 32,750  119,338
     Revisions of previous estimates...........................  1,417   10,662
     Discoveries...............................................  3,135   33,445
     Purchase of minerals in place.............................  3,249  116,783
     Sales of minerals in place................................ (2,167)    (447)
     Production................................................ (3,584) (34,316)
                                                                ------  -------
   Proved reserves at December 31, 2000........................ 34,800  245,465
                                                                ======  =======
   Proved developed reserves at December 31, 1998.............. 20,323   80,627
                                                                ======  =======
   Proved developed reserves at December 31, 1999.............. 29,489   82,807
                                                                ======  =======
   Proved developed reserves at December 31, 2000.............. 28,673  185,354
                                                                ======  =======

                         WESTPORT RESOURCES CORPORATION

   Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

                                                       December 31,
                                               ------------------------------
                                                  2000       1999      1998
                                               ----------  --------  --------
                                                      (in thousands)
   Future cash flows.......................... $2,993,022  $986,992  $392,158
   Future production costs....................   (546,358) (362,648) (170,279)
   Future development costs...................   (119,415)  (44,552)  (42,957)
                                               ----------  --------  --------
   Future net cash flows before tax...........  2,327,249   579,792   178,922
   Future income taxes........................   (691,048) (100,178)   (4,766)
                                               ----------  --------  --------
   Future net cash flows after tax............  1,636,201   479,614   174,156
   Annual discount at 10%.....................   (537,802) (157,179)  (69,550)
                                               ----------  --------  --------
   Standardized measure of discounted future
    net cash flows............................ $1,098,399  $322,435  $104,606
                                               ==========  ========  ========
   Discounted future net cash flows before
    income taxes.............................. $1,570,892  $349,099  $111,284
                                               ==========  ========  ========

   Changes in Standardized Measure of Discounted Future Net Cash Flows
(Unaudited)

                                                 For the Year Ended December
                                                             31,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
                                                       (in thousands)
   Oil and natural gas sales, net of production
    costs......................................  $(196,608) $(53,009) $(25,765)
   Net changes in anticipated prices and
    production cost............................    369,244   147,678   (65,975)
   Extensions and discoveries, less related
    costs......................................    228,685    19,831     6,536
   Changes in estimated future development
    costs......................................    (15,807)  (11,691)    5,114
   Previously estimated development costs
    incurred...................................     16,827     6,175     6,865
   Net change in income taxes..................   (445,830)  (19,985)   (4,821)
   Purchase of minerals in place...............    748,854       --     41,513
   Sales of minerals in place..................     (3,205)   (2,896)   (2,301)
   Accretion of discount.......................     34,910    11,129    15,541
   Revision of quantity estimates..............     48,384   130,750    (5,822)
   Changes in production rates and other.......     (9,490)  (10,153)  (19,829)
                                                 ---------  --------  --------
     Change in standardized measure............  $ 775,964  $217,829  $(48,944)
                                                 =========  ========  ========

                         WESTPORT RESOURCES CORPORATION

15. Supplemental Quarterly Financial Information (Unaudited)

                                    First   Second    Third  Fourth     Full
2000                               Quarter  Quarter  Quarter Quarter    Year
----                               -------  -------  ------- -------  --------
                                   (in thousands, except per share amounts)
Total revenues.................... $25,462  $53,154  $64,075 $77,351  $220,042
Gross profit (1).................. $16,094  $41,330  $52,230 $62,326  $171,980
Net income........................ $ 1,397  $ 9,209  $19,004 $13,926  $ 43,536
Net income per share (2)
  Basic........................... $  0.13  $  0.40  $  0.62 $  0.38  $   1.54
  Diluted......................... $  0.13  $  0.40  $  0.61 $  0.37  $   1.52

1999
----
Total revenues.................... $15,150  $17,516  $19,784 $23,038  $ 75,488
Gross profit (1).................. $ 8,560  $11,006  $11,477 $14,062  $ 45,105
Net income (loss)................. $  (159) $(1,617) $ 2,287 $(3,637) $ (3,126)
Net income (loss) per share (2)
  Basic........................... $ (0.02) $ (0.12) $  0.15 $ (0.23) $  (0.21)
  Diluted......................... $ (0.02) $ (0.12) $  0.14 $ (0.23) $  (0.21)

--------
(1) Gross profit is computed as the excess of oil and natural gas revenues over operating expenses. Operating expenses include lease operating expense, production taxes and transportation costs.
(2) The sum of the individual quarterly net income (loss) per share may not agree with year-to-date net income (loss) per share as each period's computation is based on the weighted average number of common shares outstanding during the period.