Form 10-Q
period 2001-03-31
WESTPORT RESOURCES CORP
filed 2001-05-09
CIK 1117021

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ______________________

                                   Form 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X]  Yes     No[_]

     As of May 1, 2001, 38,445,591 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

================================================================================

                        WESTPORT RESOURCES CORPORATION
                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I - FINANCIAL INFORMATION.................................................................        1

Item 1.   Financial Statements.................................................................        1

          Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
          December 31, 2000....................................................................        1

          Consolidated Statements of Operations for the three months ended March 31,
          2001 and 2000 (unaudited)............................................................        2

          Consolidated Statements of Cash Flows for the three months ended March 31,
          2001 and 2000 (unaudited)............................................................        3

          Notes to Consolidated Financial Statements...........................................        4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations........................................................................        6

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........................        9

PART II - OTHER INFORMATION....................................................................       11

Item 1.   Legal Proceedings....................................................................       11

Item 2.   Changes in Securities and Use of Proceeds............................................       11

Item 3.   Defaults Upon Senior Securities......................................................       11

Item 4.   Submission of Matters to a Vote of Security Holders..................................       11

Item 5.   Other Information....................................................................       11

Item 6.   Exhibits and Reports on Form 8-K.....................................................       11

Signatures.....................................................................................       12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        WESTPORT RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                    March 31,       December 31,
                                                                                      2001             2000
                                                                                  ------------     ------------
                                                                                  (unaudited)
                                   ASSETS
Current Assets:
  Cash and cash equivalents..............................................         $    73,565      $     20,154
  Accounts receivable, net...............................................              45,087            49,200
  Derivative asset.......................................................                 998                --
  Prepaid expenses.......................................................               5,749             4,670
                                                                                  -----------      ------------
     Total current assets................................................             125,399            74,024
                                                                                  -----------      ------------

Property and equipment, at cost:
  Oil and natural gas properties, successful efforts method:
     Proved properties...................................................             610,039           591,367
     Unproved properties.................................................              40,367            40,653
  Office furniture and equipment.........................................               2,868             2,642
  Leasehold improvements.................................................                 501               501
                                                                                  -----------      ------------
                                                                                      653,775           635,163

Less accumulated depletion, depreciation and amortization................            (177,990)         (157,739)
                                                                                  -----------      ------------
          Net property and equipment.....................................             475,785           477,424
                                                                                  -----------      ------------
Other assets.............................................................                 383               383
                                                                                  -----------      ------------
          Total assets...................................................         $   601,567      $    551,831
                                                                                  ===========      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.......................................................         $    29,523      $     28,547
  Accrued expenses.......................................................              12,967            19,827
  Ad valorem taxes payable...............................................               6,676             4,788
  Income taxes payable...................................................               1,352               375
                                                                                  -----------      ------------
          Total current liabilities......................................              50,518            53,537
                                                                                  -----------      ------------

Long-term debt...........................................................                 162               162
Deferred income taxes....................................................              56,787            38,503
Other liabilities........................................................               1,571             1,573
                                                                                  -----------      ------------
          Total liabilities..............................................             109,038            93,775
                                                                                  -----------      ------------
Stockholders' equity:
  Common stock, $0.01 par value; 70,000,000 authorized; 38,440,591 and
     38,419,041 shares issued and outstanding at March 31, 2001 and
     December 31, 2000, respectively.....................................                 384               384
  Additional paid-in capital.............................................             473,121           472,576
  Retained earnings accumulated (deficit)................................              19,128           (14,904)
  Comprehensive loss.....................................................                (104)               --
                                                                                  -----------      ------------
    Total stockholders' equity...........................................             492,529           458,056
                                                                                  -----------      ------------
      Total liabilities and stockholders' equity.........................         $   601,567      $    551,831
                                                                                  ===========      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTPORT RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                                 ------------------------------
                                                                                     2001               2000
                                                                                 -----------        -----------
Operating revenues:
  Oil and natural gas sales...............................................       $    95,006        $    25,463
                                                                                 -----------        -----------

Operating costs and expenses:
  Lease operating expense.................................................            10,473              6,623
  Production taxes........................................................             3,518              2,268
  Transportation costs....................................................             1,395                478
  Exploration.............................................................             2,611              1,871
  Depletion, depreciation and amortization................................            20,241              6,172
  Impairment of unproved properties.......................................             1,004                235
  Stock compensation expense..............................................               545              3,383
  General and administrative..............................................             3,522              1,164
                                                                                 -----------        -----------

          Total operating expenses........................................            43,309             22,194
                                                                                 -----------        -----------

          Operating income................................................            51,697              3,269
                                                                                 -----------        -----------

Other income (expense):
  Interest expense........................................................              (290)            (2,047)
  Interest income.........................................................               363                193
  Loss on sale of assets, net.............................................                --                (17)
  Derivative gain (loss) and other........................................             1,823                 (1)
                                                                                 -----------        -----------
                                                                                       1,896             (1,872)
                                                                                 -----------        -----------
Income before income taxes................................................            53,593              1,397
Provision for income taxes:
  Current.................................................................            (1,277)                --
  Deferred................................................................           (18,284)                --
                                                                                 -----------        -----------
          Total provision for income taxes................................           (19,561)                --
                                                                                 -----------        -----------
Net income................................................................       $    34,032        $     1,397
                                                                                 ===========        ===========

Weighted average number of common shares outstanding:
          Basic...........................................................            38,436             15,630
                                                                                 ===========        ===========
          Diluted.........................................................            39,250             15,924
                                                                                 ===========        ===========

Net income per common share:
          Basic...........................................................       $      0.89        $      0.09
                                                                                 ===========        ===========
          Diluted.........................................................       $      0.87        $      0.09
                                                                                 ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTPORT RESOURCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     2001               2000
                                                                                 ------------       -----------
Cash flows from operating activities:
  Net income.................................................................    $     34,032       $     1,397
  Adjustments to reconcile net income to cash provided by operating activities:
    Depletion, depreciation and amortization.................................          20,241             6,172
    Exploratory dry hole costs...............................................           1,201             1,425
    Impairment of unproved properties........................................           1,004               235
    Deferred income taxes....................................................          18,284                --
    Stock compensation expense...............................................             545                --
    Change in derivative fair value..........................................          (1,102)               --
    Loss on sale of assets...................................................              --                17
    Changes in assets and liabilities, net of effects of acquisitions:
       Decrease (increase) in accounts receivable............................           4,113            (1,449)
       Decrease (increase) in prepaid expenses...............................          (1,079)              455
       Increase in accounts payable..........................................             976             3,234
       Decrease in accrued expenses..........................................          (6,860)           (6,584)
       Increase in ad valorem taxes payable..................................           1,888               722
       Increase in income taxes payable......................................             977                --
       Decrease in other liabilities.........................................              (2)             (409)
                                                                                 ------------       -----------
Net cash provided by operating activities....................................          74,218             5,215
                                                                                 ------------       -----------
Cash flows from investing activities:
    Additions to property and equipment......................................         (20,196)          (10,655)
    Proceeds from sales of assets............................................              --                50
    Other acquisitions.......................................................            (611)           (1,454)
    Other....................................................................              --               (59)
                                                                                 ------------       -----------
Net cash used in investing activities........................................         (20,807)          (12,118)
                                                                                 ------------       -----------
Cash flows from financing activities:
    Repayment of long-term debt..............................................              --              (333)
                                                                                 ------------       -----------
Net cash used in financing activities........................................              --              (333)
                                                                                 ------------       -----------
Net increase (decrease) in cash and cash equivalents.........................          53,411            (7,236)
Cash and cash equivalents, beginning of period...............................          20,154            19,475
                                                                                 ------------       -----------
Cash and cash equivalents, end of period.....................................    $     73,565       $    12,239
                                                                                 ============       ===========
Supplemental cash flow information:
    Cash paid for interest...................................................    $        113       $     2,052
                                                                                 ============       ===========
    Cash paid for income taxes...............................................    $        300       $        --
                                                                                 ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        WESTPORT RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Organization and Nature of Business

     On April 7, 2000, Westport Oil and Gas Company, Inc. merged with Equitable Production (Gulf) Company ("EPGC"), an indirect subsidiary of Equitable Resources, Inc. that held certain Gulf of Mexico assets (the "EPGC Properties"). This transaction was effected by a merger between a newly-formed subsidiary of EPGC and Westport Oil and Gas Company, Inc., resulting in Westport Oil and Gas Company, Inc. becoming a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation (the "Company"). Business activities of the Company include the exploration for and production of oil and natural gas primarily in the Gulf of Mexico, the Rocky Mountains, the Gulf Coast and the West Texas/Mid Continent area.

2.   Unaudited Consolidated Financial Statements

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 2000 audited financial statements set forth in the Company's Form 10-K.

3.   Debt

     The Company entered into a credit agreement as of April 7, 2000 with a syndicate of banks led by Bank of America, N.A. in the aggregate amount of $325.0 million. The amount available for borrowing under the credit facility is limited to a borrowing base of $200.0 million, but will be redetermined semi-annually beginning on October 1, 2000. The credit agreement matures on April 4, 2003 and is secured by substantially all of the Company's oil and gas properties. Advances under the credit agreement can be in the form of either a base rate loan or a Eurodollar loan. The interest on a base rate loan is a fluctuating rate equal to (i) the higher of (a) the Federal funds rate plus 0.5% and (b) Bank of America's prime rate, plus (ii) a margin of either 0% or 0.25% depending on the amounts outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the sum of (i) a margin between 1.00% and 1.75% depending on the amount outstanding under the credit agreement and (ii) the rate obtained by dividing the Eurodollar rate by one minus the reserve requirement for the Eurodollar loan. The credit agreement contains various covenants and restrictive provisions including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDA to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 2.5 to 1.0.

4.   Commodity Derivative Instruments and Hedging Activities

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

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in other comprehensive income (loss) to the extent the hedge is effective. If the derivative does not qualify for hedge accounting or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. Gains and losses on hedging instruments included in accumulated other comprehensive income (loss) are reclassified to oil and natural gas sales revenues in the period that the related production is delivered. In accordance with the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded a loss of approximately $4.7 million ($3.1 million after tax) in accumulated other comprehensive loss representing the cumulative effect of an accounting change to recognize the fair value of the Company's cash flow derivatives. The Company also recorded a derivative liability of $4.7 million and a deferred tax asset of $1.6 million upon adoption of SFAS No. 133.

     At March 31, 2001, the Company had three costless collar agreements for a total of 7,700,000 Mmbtus of natural gas for the months of April through December 2001 at a floor price ranging from $4.50 per Mmbtu to $5.50 per Mmbtu and a ceiling price ranging from $6.00 per Mmbtu to $8.00 per Mmbtu. One costless collar agreement for 3,300,000 Mmbtus of natural gas for the months of April through December 2001 was designated as a hedge for accounting purposes. The other two costless collar agreements for 4,400,000 Mmbtus of natural gas for the months of April through December 2001 did not qualify as hedges for accounting purposes.

     As of March 31, 2001, the Company had net unrealized hedging losses of $0.16 million ($0.1 million after tax) which had been recorded in other comprehensive loss for the fair market value of the costless collar that was designated as a hedge for accounting purposes. During the next nine months the Company expects to reclassify as reductions to earnings $0.16 million ($0.1 million after tax) of unrealized hedging losses included in other comprehensive loss at March 31, 2001. At March 31, 2001, the Company had derivative liabilities of $0.1 million related to a natural gas derivative that qualifies for hedge accounting and derivative assets of $1.4 million related to natural gas derivatives that do not qualify for hedge accounting.

     The Company recognized reductions of oil and natural gas revenues of $1.7 million and $3.6 million from settled hedging agreements for the three months ended March 31, 2001 and 2000, respectively. The Company recognized a derivative gain of $2.1 million for the three months ended March 31, 2001 for the fair market value of commodity derivative contracts that did not qualify as hedges for accounting purposes. This amount was recorded as a component of derivative gain (loss) in the statement of operations.

     All hedge transactions are subject to the Company's risk management guidelines, reviewed by the Board of Directors. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

5.   Interest Rate Swap Agreement

          The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. The interest rate differential to be received or paid is recognized as a current period adjustment to interest expense

          The Company entered into an interest rate swap contract for a period commencing on March 10, 1999 and ending on March 11, 2002. The contract, as amended, is for an aggregate notional amount of $25 million with a fixed interest rate of 5.61% payable by the Company and the variable interest rate, a three-month LIBOR rate payable by the third party. The difference between the fixed rate and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. As a result of the Company's minimal debt balance at March 31, 2001, the interest rate swap was not designated as a hedge for accounting purposes. As such, the Company recorded a mark to market loss and derivative liability of approximately $0.3 million on the interest rate swap at March 31, 2001.

6.     Comprehensive Income

          The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes for the three months ended March 31, 2000. The components of other comprehensive income and related tax effects for the three months ended March 31, 2001 are as follows (in thousands):

                                                                    Tax      Net of
                                                         Gross     Effect     Tax
                                                        --------  --------  --------
Cumulative effect of accounting change                  $(4,700)  $ 1,600   $(3,100)
Change in derivative fair value of hedge                  6,261    (2,170)    4,091
Reclassifications adjustments - contract settlements     (1,725)      630    (1,095)
                                                        -------   -------   -------
                                                        $  (164)  $    60   $  (104)
                                                        =======   =======   =======

7.     Restricted Stock Awards

          The Company issued 21,550 shares of Common Stock as restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan to certain employees during the three months ended March 31, 2001. The shares are restricted for one year after the date of grant. Compensation expense of $0.1 million was recorded as a result of the issuance.

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

Results of Operations

       The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving entity. Westport Resources Corporation began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date. The discussion below includes a comparison of our results of operations for the three months ended March 31, 2001 and 2000.

     Revenues. Oil and natural gas revenues for the three months ended March 31, 2001 increased by $69.5 million, or 273%, from $25.5 million to $95.0 million. Production from the acquired EPGC properties accounted for $36.5 million of the increase. The increase was primarily a result of an increase of 184% in realized natural gas prices. Production volumes increased 7,993 Mmcfe from 8,092 Mmcfe in the 2000 quarter to 16,085 Mmcfe in the 2001 quarter (acquired EPGC properties accounted for 5,305 Mmcfe). Production volumes also increased 1,835 Mmcfe from recent discoveries in the Gulf of Mexico and an additional increase in production from the coalbed methane development in the Powder River Basin area. Hedging transactions had the effect of reducing oil and natural gas revenues by $1.7 million and $3.6 million, or $0.10 and $0.44 per Mcfe, for the three months ended March 31, 2001 and 2000, respectively.

     Lease Operating Expense. Lease operating expense for the three months ended March 31, 2001 increased by $3.9 million, or 58%, from $6.6 million to $10.5 million. Lease operating expenses from the acquired EPGC properties accounted for $1.8 million of the increase. The remaining $2.1 million increase was due to recent discoveries in the Gulf of Mexico and additional wells drilled during 2000 in the coalbed methane development in the Powder River Basin area. On a per Mcfe basis, lease operating expense decreased from $0.82 to $0.65, primarily due to the lower lease operating expense associated with the acquired EPGC properties.

     Production Taxes. Production taxes for the three months ended March 31, 2001 increased by $1.2 million, or 55%, from $2.3 million to $3.5 million. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 7.8% to 3.6%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger, which increased the number of offshore properties that are not subject to production taxes.

     Transportation Costs. Transportation costs for the three months ended March 31, 2001 increased by $0.9 million, or 192%, from $0.5 million to $1.4 million. Transportation costs from the acquired EPGC properties accounted for $0.4 million of the increase. The remaining increase was due to additional offshore and coalbed methane wells that started producing in the latter part of 2000.

     Exploration Costs. Exploration costs for the three months ended March 31, 2001 increased by $0.7 million, or 40%, from $1.9 million to $2.6 million. The increase was primarily attributable to the purchase of Gulf of Mexico 3-D seismic data related to the acquired EPGC properties. Dry hole costs for the three months ended March 31, 2001 and 2000 were comparable at $1.2 million and $1.4 million, respectively.

     Depletion, Depreciation and Amortization (DD&A) Expense. DD&A expense increased $14.0 million during the three months ended March 31, 2001 from $6.2 million to $20.2 million. Depletion related to the acquired EPGC properties caused DD&A expense to increase $10.5 million. The remaining increase was due to the additions in oil and natural gas properties since March 31, 2000.

     Impairment of Unproved Properties. During the three months ended March 31, 2001, we recognized unproved property impairments of $1.0 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. During the three months ended March 31, 2000, we recognized unproved property impairments of $0.2 million on leases held in Louisiana as a result of an assessment of the exploration opportunities existing on such properties.

     Stock Compensation Expense. During the three months ended March 31, 2001, we recognized $0.4 million of stock compensation expense as a result of applying the provisions of FASB Interpretation No 44 and $0.1 million related to the issuance of restricted stock. During the three months ended March 31, 2000, we recognized

$3.4 million of stock compensation expense due to a one-time stock compensation expense related to the repurchase of employee stock options.

     General and Administrative (G&A) Expense. G&A expense increased $2.3 million, or 203%, during the three months ended March 31, 2001, from $1.2 million to $3.5 million. In connection with the EPGC merger additional employees were hired in the Houston office which accounted for a $2.0 million increase in G&A expense.

     Other Income (Expense). Other income (expense) for the three months ended March 31, 2001 was $1.9 million compared to ($1.9) million for the three months ended March 31, 2000. Interest expense decreased $1.8 million during the three months ended March 31, 2001, as a result of a reduction in our debt balance. The remaining change was primarily due to recognizing a $1.8 million derivative gain for the three months ended March 31, 2001 from commodity derivative contracts that were not designated as hedges for accounting purposes.

     Income Taxes. We recorded income tax expense of $19.6 million ($18.3 million deferred and $1.3 million current) for the three months ended March 31, 2001. No deferred income tax expense was provided for the three months ended March 31, 2000 due to the reversal of a portion of the Company's valuation allowance which offset applicable income taxes. The valuation allowance was fully utilized during the year ended December 31, 2000. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the reversal of deferred tax valuation allowance in the 2000 period and the utilization of credits generated from applying enhanced recovery methods in both periods.

     Net Income. Net income for the three months ended March 31, 2001 was $34.0 million compared to net income of $1.4 million for the three months ended March 31, 2000. The variance was primarily attributable to an increase in revenues of $69.5 million, partially offset by increases of $21.1 million in operating expenses and $19.6 million in income tax expense.

Liquidity and Capital Resources

     Principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

     Cash flow from operating activities was $74.2 million for the three months ended March 31, 2001 compared to $5.2 million for the three months ended March 31, 2000. The operating cash flow in the three month period increased compared to the prior period due to the increase in natural gas prices, increase in production as a result of the merger with EPGC and recent discoveries in the Gulf of Mexico and additional production from the coalbed methane development.

     Capital expenditures totaled $20.8 million for the three months ended March 31, 2001 compared to $12.1 million for the three months ended March 31, 2000.
Of this total, $20.2 million was used for exploitation and exploration activities and $0.6 million of cash was used for acquisitions compared to $10.6 million and $1.5 million for these respective purposes in the first quarter of 2000.

     There was no financing activity for the three months ended March 31, 2001 compared to net cash used in financing activities of $0.3 million for a repayment of debt for the three months ended March 31, 2000.

   Our 2001 capital expenditures (excluding acquisitions) are scheduled at $170 million, which we expect to fund through anticipated cash flow. We do not budget for acquisitions, but expect to continue to grow through acquisitions as we have done successfully in the past. Any acquisitions could affect the level of our capital expenditures for drilling and other projects.

Special Note Regarding Forward-Looking Statements

     This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts and may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include, among other things, statements relating to:

     .  amount, nature and timing of capital expenditures;
     .  drilling of wells;
     . timing and amount of future production of oil and natural gas; . operating costs and other expenses;
     .  cash flow and anticipated liquidity;
     . prospect exploitation and property acquisitions; and . marketing of oil and natural gas.

     Any or all forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results. Actual future results may vary materially. Factors that could cause results to differ materially from the results discussed in the forward-looking statements include the following risks:

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

     Through May 1, 2001, we had entered into the following hedging arrangements covering the period beginning January 1, 2001 through December 31, 2002. One Mmbtu approximates one Mcf of natural gas.

                                                           Natural Gas Collars                           Oil Collars
                                               -------------------------------------------  --------------------------------------
                                                                                                                          Average
                                                  Average     Average NYMEX  Average NYMEX                    Average      NYMEX
                                               Daily Volume       Floor         Ceiling     Average Daily   NYMEX Floor   Ceiling
Time Period                                       (Mmbtu)      Price/Mmbtu    Price/Mmbtu    Volume (bbl)    Price/bbl   Price/bbl
-----------                                    -------------  -------------  -------------  --------------  -----------  ---------
1/1/01-12/31/01..............................        12,000           $4.50          $6.00            ---           ---        ---
2/1/01-12/31/01..............................        10,000            5.00           7.00            ---           ---        ---
3/1/01-12/31/01..............................         6,000            5.50           8.00            ---           ---        ---
1/1/02-12/31/02 (1)..........................        10,000            4.50           6.75          2,000        $25.00     $28.00

(1) Natural gas collar and oil collar entered into subsequent to March 31, 2001.

          While it is not our intention to terminate any of the arrangements, we estimate we would have received approximately $1.2 million to terminate the existing arrangements on March 31, 2001.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities and Use of Proceeds.

     (a) During the quarter ended March 31, 2001, we issued 21,550 shares of Common Stock as restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan.

ITEM 3.  Defaults Upon Senior Securities.

     Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5.  Other Information.

     None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits. The following exhibits are filed as part of this Form 10-Q:

            2.1 Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport Energy Corporation, Equitable Production Company, Equitable Production (Gulf) Company and EPGC Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to Form S-1, Registration No. 333-40422).

            3.1 Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

            3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Company's Registration Statement of Form S-1, Registration No. 333-40422).

            4 Specimen Certificate for shares of Common Stock of the Company (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

           21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-1, Registration No. 333-40422).

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2001                       WESTPORT RESOURCES CORPORATION

                                        By: /s/ Donald D. Wolf
                                            ---------------------------------
                                        Name:   Donald D. Wolf
                                        Title:  Chairman and Chief Executive
                                                Officer


Date: May 9, 2001                       By: /s/ Lon McCain
                                            ---------------------------------
                                        Name:   Lon McCain
                                        Title:  Chief Financial Officer

                                 EXHIBIT INDEX
     No. of
     Exhibit        Description
     --------       -----------
          2.1       Agreement and Plan of Merger, dated as of March 9, 2000, by and among Westport Oil and Gas Company, Inc., Westport
                    Energy Corporation, Equitable Production Company, Equitable
                    Production (Gulf) Company and EPGC Merger Sub Corporation
                    (incorporated by reference to Exhibit 2.1 to Form S-1,
                    Registration No. 333-40422).

          3.1 Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter-ended September 30,
                    2000.

          3.2 Second Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

          4 Specimen Certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-1, Registration No. 333-40422).

          21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form S-1, Registration No. 333-40422).

_________________