Form 10-Q
period 2001-06-30
WESTPORT RESOURCES CORP
filed 2001-08-14
CIK 1117021

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes /X/  No / /.


         As of August 1, 2001, 38,468,841 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                         WESTPORT RESOURCES CORPORATION
                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----

PART I - FINANCIAL INFORMATION............................................................................      1

Item 1.  Financial Statements.............................................................................      1

         Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000 ...............................................................................      1

         Consolidated Statements of Operations for the three months and six months
         ended June 30, 2001 and 2000 (unaudited).........................................................      2

         Consolidated Statements of Cash Flows for the six months ended June 30, 2001
         and 2000 (unaudited).............................................................................      3

         Notes to Consolidated Financial Statements.......................................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............      7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................     13

PART II - OTHER INFORMATION...............................................................................     14

Item 1.  Legal Proceedings................................................................................     14

Item 2.  Changes in Securities and Use of Proceeds........................................................     14

Item 3.  Defaults Upon Senior Securities..................................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..............................................     14

Item 5.  Other Information................................................................................     14

Item 6.  Exhibits and Reports on Form 8-K.................................................................     15

Signatures ...............................................................................................     16

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                         WESTPORT RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 JUNE 30,     DECEMBER 31,
                                                                                  2001           2000
                                                                                ---------      ---------
                                                                               (unaudited)
                                                      ASSETS
Current Assets:
    Cash and cash equivalents .............................................     $  81,727      $  20,154
    Accounts receivable, net ..............................................        32,249         49,200
    Derivative assets .....................................................         7,401             --
    Prepaid expenses ......................................................         4,235          4,670
                                                                                ---------      ---------
        Total current assets ..............................................       125,612         74,024
                                                                                ---------      ---------
Property and equipment, at cost:
    Oil and natural gas properties, successful efforts method:
      Proved properties ...................................................       654,002        591,367
      Unproved properties .................................................        42,288         40,653
    Office furniture and equipment ........................................         2,945          2,642
    Leasehold improvements ................................................           501            501
                                                                                ---------      ---------
                                                                                  699,736        635,163
Less accumulated depletion, depreciation and amortization .................      (198,789)      (157,739)
                                                                                ---------      ---------
        Net property and equipment ........................................       500,947        477,424
                                                                                ---------      ---------
Other assets ..............................................................           230
                                                                                ---------      ---------
                                                                                                     383
        Total assets ......................................................     $ 626,789      $ 551,831
                                                                                =========      =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ......................................................     $  22,700      $  28,547
    Accrued expenses ......................................................        16,977         19,827
    Ad valorem taxes payable ..............................................         7,188          4,788
    Income taxes payable ..................................................           547            375
                                                                                ---------      ---------
        Total current liabilities .........................................        47,412         53,537
                                                                                ---------      ---------
Long-term debt ............................................................           162            162
Deferred income taxes .....................................................        65,633         38,503
Other liabilities .........................................................         1,504          1,573
                                                                                ---------      ---------
        Total liabilities .................................................       114,711         93,775
                                                                                ---------      ---------
Stockholders' equity:
    Common stock , $0.01 par value; 70,000,000 authorized; 38,468,341 and
       38,419,041 shares issued and outstanding at June 30, 2001 and
       December 31, 2000, respectively ....................................           385            384
    Additional paid-in capital ............................................       474,227        472,576
    Retained earnings (accumulated deficit) ...............................        35,785        (14,904)
    Other comprehensive income ............................................         1,681             --
                                                                                ---------      ---------
       Total stockholders' equity .........................................       512,078        458,056
                                                                                ---------      ---------
        Total liabilities and stockholders' equity ........................     $ 626,789      $ 551,831
                                                                                =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                         WESTPORT RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                ENDED JUNE 30,               ENDED JUNE 30,
                                                          ------------------------      ------------------------
                                                             2001           2000           2001           2000
                                                          ---------      ---------      ---------      ---------
Operating revenues:
    Oil and natural gas sales .......................     $  67,803      $  53,153      $ 162,732      $  78,616
    Commodity price risk management activities:
      Non-hedge cash settlements ....................           390             --            467             --
      Non-hedge non-cash change in fair value of
        derivatives .................................         4,669             --          6,766             --
                                                          ---------      ---------      ---------      ---------
             Net revenues ...........................        72,862         53,153        169,965         78,616

Operating costs and expenses:
    Lease operating expense .........................         9,522          8,857         19,995         15,480
    Production taxes ................................         2,415          2,376          5,933          4,644
    Transportation costs ............................         1,290            591          2,685          1,068
    Exploration .....................................         8,259          4,392         10,870          6,263
    Depletion, depreciation and amortization ........        20,788         16,404         41,029         22,576
    Impairment of unproved properties ...............           743          1,306          1,748          1,541
    Stock compensation expense ......................           727             --          1,271          3,383
    General and administrative ......................         3,188          2,039          6,710          3,204
                                                          ---------      ---------      ---------      ---------

         Total operating expenses ...................        46,932         35,965         90,241         58,159
                                                          ---------      ---------      ---------      ---------

         Operating income ...........................        25,930         17,188         79,724         20,457
                                                          ---------      ---------      ---------      ---------

Other income (expense):
    Interest expense ................................          (302)        (3,240)          (591)        (5,288)
    Interest income .................................           704            182          1,066            375
    Gain (loss) on sale of assets, net ..............            --              6             --            (11)
    Other ...........................................          (100)            32           (375)            32
                                                          ---------      ---------      ---------      ---------
                                                                302         (3,020)           100         (4,892)
                                                          ---------      ---------      ---------      ---------
Income before income taxes ..........................        26,232         14,168         79,824         15,565
Provision for income taxes:
    Current .........................................          (729)            --         (2,006)            --
    Deferred ........................................        (8,846)        (4,959)       (27,130)        (4,959)
                                                          ---------      ---------      ---------      ---------
         Total provision for income taxes ...........        (9,575)        (4,959)       (29,136)        (4,959)
                                                          ---------      ---------      ---------      ---------
Net income ..........................................     $  16,657      $   9,209      $  50,688      $  10,606
                                                          =========      =========      =========      =========

Weighted average number of common shares outstanding:
         Basic ......................................        38,458         29,862         38,447         22,785
                                                          =========      =========      =========      =========

         Diluted ....................................        39,433         30,046         39,342         22,975
                                                          =========      =========      =========      =========

Net income per common share:
         Basic ......................................     $    0.43      $    0.31      $    1.32      $    0.47
                                                          =========      =========      =========      =========
         Diluted ....................................     $    0.42      $    0.31      $    1.29      $    0.46
                                                          =========      =========      =========      =========


         The accompanying notes are an integral part of these consolidated financial statements.

                                          WESTPORT RESOURCES CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                         2001           2000
                                                                                      ---------      ---------
Cash flows from operating activities:
    Net income ..................................................................     $  50,688      $  10,606
    Adjustments to reconcile net income to cash provided by operating activities:
      Depletion, depreciation and amortization ..................................        41,029         22,576
      Exploratory dry hole costs ................................................         6,239          1,739
      Impairment of unproved properties .........................................         1,748          1,541
      Deferred income taxes .....................................................        27,130          4,959
      Stock compensation expense ................................................         1,271             --
      Change in derivative fair value ...........................................        (6,394)            --
      Director retainers settled for stock ......................................            --             30
      Loss on sale of assets ....................................................            --             11
      Changes in assets and liabilities, net of effects of acquisitions:
         Decrease (increase) in accounts receivable .............................        16,951        (18,458)
         Decrease (increase) in prepaid expenses ................................           588           (239)
         Increase (decrease) in accounts payable ................................        (5,846)           799
         Decrease in accrued expenses ...........................................        (1,216)        (4,402)
         Increase in ad valorem taxes payable ...................................         2,400          1,016
         Increase in income taxes payable .......................................           306             --
         Decrease in other liabilities ..........................................           (69)        (1,331)
                                                                                      ---------      ---------
Net cash provided by operating activities .......................................       134,825         18,847
                                                                                      ---------      ---------

Cash flows from investing activities:
      Additions to property and equipment .......................................       (68,458)       (27,892)
      Proceeds from sales of assets .............................................           654             57
      Merger with EPGC ..........................................................            --        (42,403)
      Other acquisitions ........................................................        (5,695)        (1,454)
      Other .....................................................................            --           (279)
                                                                                      ---------      ---------
Net cash used in investing activities ...........................................       (73,499)       (71,971)
                                                                                      ---------      ---------
Cash flows from financing activities:
      Repayment of long-term debt ...............................................            --           (667)
      Proceeds from issuance of long-term debt ..................................            --         50,000
      Proceeds from issuance of common stock ....................................           247             --
                                                                                      ---------      ---------
Net cash provided by financing activities .......................................           247         49,333
                                                                                      ---------      ---------

Net increase (decrease) in cash and cash equivalents ............................        61,573         (3,791)

Cash and cash equivalents, beginning of period ..................................        20,154         19,475
                                                                                      ---------      ---------
Cash and cash equivalents, end of period ........................................     $  81,727      $  15,684
                                                                                      =========      =========
Supplemental cash flow information:
      Cash paid for interest ....................................................     $     117      $   3,753
                                                                                      =========      =========
      Cash paid for income taxes ................................................     $   1,700      $      --
                                                                                      =========      =========

Supplemental schedule of noncash investing and financing activities:
      Common stock issued in connection with the EPGC merger ....................     $      --      $ 165,363
                                                                                      =========      =========
      Liabilities assumed in connection with the EPGC merger ....................     $      --      $   1,850
                                                                                      =========      =========

      EPGC merger costs paid by parent ..........................................     $      --      $   2,895
                                                                                      =========      =========

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

2.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Management believes the disclosures made are adequate to ensure that the information is not misleading, and suggests that these financial statements be read in conjunction with the Company's December 31, 2000 audited financial statements set forth in the Company's Form 10-K.

3.       DEBT

         The Company entered into a credit agreement as of April 7, 2000 with a syndicate of banks led by Bank of America, N.A. in the aggregate amount of $325.0 million. The amount available for borrowing under the credit facility is limited to a borrowing base of $200.0 million, but is redetermined semi-annually on April 1 and October 1. The credit agreement matures on April 4, 2003 and is secured by substantially all of the Company's oil and gas properties. Advances under the credit agreement can be in the form of either a base rate loan or a Eurodollar loan. The interest on a base rate loan is a fluctuating rate equal to
(i) the higher of (a) the Federal funds rate plus 0.5% and (b) Bank of America's prime rate, plus (ii) a margin of either 0% or 0.25% depending on the amounts outstanding under the credit agreement. The interest on a Eurodollar loan is equal to the sum of (i) a margin between 1.00% and 1.75% depending on the amount outstanding under the credit agreement and (ii) the rate obtained by dividing the Eurodollar rate by one minus the reserve requirement for the Eurodollar loan. The credit agreement contains various covenants and restrictive provisions including two financial covenants that require the Company to maintain a current ratio of not less than 1.0 to 1.0 and a ratio of EBITDA to consolidated interest expense for the preceding four consecutive fiscal quarters of not less than 2.5 to 1.0.

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

         At June 30, 2001, the Company had six costless collar agreements for a total of 8,802,000 Mmbtus of natural gas and 1,460,000 Bbls of oil for the months of July 2001 through December 2003 at a floor price ranging from $4.50 per Mmbtu to $5.50 per Mmbtu and $23.25 per Bbl to $25.00 per Bbl, respectively and ceiling price ranging from $6.00 per Mmbtu to $8.00 per Mmbtu and $26.00 per Bbl to $28.00 per Bbl, respectively. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk." One of these costless collar agreements for 2,208,000 Mmbtus of natural gas for the months of July through December 2001 was designated as a hedge for accounting purposes. The other five costless collar agreements for 6,594,000 Mmbtus of natural gas for the months of July 2001 through December 2002 and 1,460,000 Bbls of oil for the months of July 2001 through December 2003 did not qualify as hedges for accounting purposes.

         As of June 30, 2001, the Company had a net unrealized hedging gain of $2.6 million ($1.7 million after tax) which had been recorded in other comprehensive income for the fair market value of the costless collar that was designated as a hedge for accounting purposes. During the next six months, the Company expects to reclassify this amount as an increase to earnings. At June 30, 2001, the Company had derivative assets of $1.7 million related to a natural gas derivative that qualifies for hedge accounting and derivative assets of $6.0 million related to natural gas derivatives that do not qualify for hedge accounting.

         The Company recognized reductions of oil and natural gas revenues of $1.5 million and $8.5 million from settled hedging agreements for the six months ended June 30, 2001 and June 30, 2000, respectively. The Company recognized a non-cash derivative gain of $6.8 million for the six months ended June 30, 2001 for the change in the fair market value of commodity derivative contracts that did not qualify as hedges for accounting purposes. The Company also recognized a gain of $0.5 million for the six months ended June 30, 2001 for a settled hedging agreement that did not qualify as a hedge for accounting purposes.

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

5.       INTEREST RATE SWAP AGREEMENT

         The Company periodically enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed rate obligations. To the extent these swap agreements are effective at offsetting the related interest, the interest rate differential to be received or paid is recognized as a current period adjustment to interest expense.

         The Company entered into an interest rate swap contract for a period commencing on March 10, 1999 and ending on March 11, 2002. The contract, as amended, is for an aggregate notional amount of $25 million with a fixed interest rate of 5.61% payable by the Company and the variable interest rate, a three-month LIBOR rate payable by the third party. The difference between the fixed rate and the three-month LIBOR rate, which is reset every 90 days, is received or paid by the Company in arrears every 90 days. As a result of the Company's minimal debt balance at June 30, 2001, the interest rate swap was not designated as a hedge for accounting purposes. As such, the Company recorded a mark to market loss and derivative liability of approximately $0.3 million on the interest rate swap at June 30, 2001.

6.       COMPREHENSIVE INCOME

         The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income. In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company. The Company had no such changes for the six months ended June 30, 2000. The components of other comprehensive income and related tax effects for the six months ended June 30, 2001 are as follows (in thousands):

                                                                       Tax         Net of
                                                          Gross       Effect        Tax
                                                          -----       ------      -------
Cumulative effect of accounting change                  $(4,700)     $ 1,600      $(3,100)
Change in derivative fair value of hedge                  8,864       (3,120)       5,744
Reclassification adjustments - contract settlements      (1,517)         554         (963)
                                                        -------      -------      -------
                                                        $ 2,647      $  (966)     $ 1,681
                                                        =======      =======      =======

7.       RESTRICTED STOCK AWARDS

         The Company issued 26,550 shares of Common Stock as restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan to certain employees during the six months ended June 30, 2001. The shares are restricted for various years ranging from one to three years after the date of grant. Compensation expense of $0.2 million was recorded as a result of the issuance.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for under the purchase method initiated before but completed after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill shall be reviewed at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet evaluated the impact of SFAS No. 142, however, if the Company consummates its merger of Belco Oil & Gas Corp. ("Belco") (see Note 9), the Company will analyze the impairment provisions of the new standard to determine whether those provisions will impact its financial statements upon adoption.

9.       SUBSEQUENT EVENT

         On June 8, 2001, the Company entered into an agreement and plan of merger with Belco. The merger of the Company into Belco will be accounted for as a purchase transaction for financial accounting purposes. Because the Company's stockholders will own a majority of the combined entity's common stock, the merger will be accounted for as a reverse acquisition in which the Company is the purchaser of Belco. In the merger the Company stockholders will receive one share of Belco common stock for each share of Westport common stock they own. In addition, Belco common stockholders will receive 0.4125 of a share of Belco common stock for each share of Belco common stock they own. Upon consummation of the merger, Belco will change its name to Westport Resources Corporation. The outstanding shares of Belco preferred stock will remain outstanding and the existing conversion ratio will be adjusted so that holders will receive 0.465795 of a share of common stock upon conversion. (See Registration Statement on Form S-4, as amended, Registration No. 333-64320 filed with the Securities and Exchange Commission on July 24, 2001 with Belco as the name of the registrant). Special meetings of shareholders of both companies to vote on the transaction are scheduled for August 21, 2001.

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

         On April 7, 2000, Westport Oil and Gas merged with EPGC. As a result of the merger, Westport Oil and Gas became a wholly-owned subsidiary of EPGC, which subsequently changed its name to Westport Resources Corporation, and the stockholders of Westport Oil and Gas became the majority stockholders of EPGC. The senior management team of Westport Oil and Gas became the management team for the combined company, complemented by certain key managers from EPGC. In connection with this merger, Westport Oil and Gas issued 15.2 million shares of common stock, paid cash of $50.0 million and assumed liabilities of $1.8 million. Westport Oil and Gas increased its proved reserves by 129.8 Bcfe and its Gulf of Mexico leasehold by 157,000 net acres.

         Our results of operations are significantly impacted by the price of oil and natural gas. The prices we receive for our oil vary from NYMEX prices based on the location and quality of the crude oil. The prices we receive for our natural gas are based on Henry Hub prices reduced by transportation and processing fees.

         The Company accounts for its oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all developmental wells are capitalized. Items charged to expense generally include geological and geophysical costs, costs of unsuccessful exploratory wells and oil and natural gas production costs. All of the Company's oil and natural gas properties are located within the continental United States, the Gulf of Mexico and Canada.

RESULTS OF OPERATIONS

         The merger between EPGC and Westport Oil and Gas was accounted for using purchase accounting with Westport Oil and Gas as the surviving entity. Westport Resources Corporation began consolidating the results of EPGC with the results of Westport Oil and Gas as of the April 7, 2000 closing date. The discussion below includes a comparison of our results of operations for the three months and six months ended June 30, 2001 and 2000.

         REVENUES. Oil and natural gas revenues for the three months ended June 30, 2001 increased by $14.6 million, or 27%, from $53.2 million to $67.8 million, compared to the three months ended June 30, 2000. The increase was primarily a result of an increase of 34% in realized natural gas prices and 6% in realized oil prices including the effects of hedging. Production volumes increased 4% from 15.6 Mmcfe to 16.2 Mmcfe from recent discoveries. For the three months ended June 30, 2001 and 2000, respectively, hedging transactions had the effect of increasing oil and natural gas revenues by $0.2 million, or $0.01 per Mcfe, and reducing oil and natural gas revenues by $4.9 million, or $0.31 per Mcfe.

         Oil and natural gas revenues for the six months ended June 30, 2001 increased by $84.1 million, or 107%, from $78.6 million to $162.7 million, over the comparable period in 2000. Production from the acquired EPGC properties accounted for $33.2 million of the increase. The increase was also a result of an increase of 83% and 11% in realized natural gas prices and oil prices, respectively. Production volumes increased 8.6 Mmcfe from 23.7 Mmcfe in 2000 to
32.3 Mmcfe in 2001 (acquired EPGC properties accounted for 2.8 Mmcfe of the increase). Production volumes also increased 4.3 Mmcfe from recent discoveries in the Gulf of Mexico, 0.8 Mmcfe from coalbed methane development in the Powder River Basin area and 0.3 Mmcfe from the drilling program in northern Louisiana. Hedging transactions had the effect of reducing oil and natural gas revenues by $1.5 million and $8.5 million, or $0.04 and $0.36 per Mcfe, for the six months ended June 30, 2001 and 2000, respectively.

         COMMODITY PRICE RISK MANAGEMENT ACTIVITIES. The Company recorded a gain of $5.1 million in the non-hedge non-cash change in fair value of derivatives and non-hedge cash settlements for the three months ended June 30, 2001. The gain relates to cash settlements and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting. The Company had no derivatives that did not qualify for hedge accounting for the three months ended June 30, 2000.

          For the six months ended June 30, 2001, the Company recorded a gain of $7.2 million in the non-hedge non-cash change in fair value of derivatives and non-hedge cash settlements. The gain relates to cash settlements and changes in fair value on derivatives that under SFAS No. 133 do not qualify for hedge accounting. The Company had no derivatives that did not qualify for hedge accounting for the six months ended June 30, 2000.

         LEASE OPERATING EXPENSE. Lease operating expense for the three months ended June 30, 2001 increased by $0.6 million, or 7%, from $8.9 million to $9.5 million, compared to the same period in 2000. An increase of $0.5 million was due to chemicals used in initiating the alkaline surfactant polymer flood in the Mellot Ranch field in the Powder River Basin area. The remaining increase was primarily a result of increased production from recent discoveries. On a per Mcfe basis, lease operating expense remained relatively flat at $0.59 and $0.57 in the 2001 and 2000 periods, respectively.

         Lease operating expense for the six months ended June 30, 2001 increased by $4.5 million, or 29%, from $15.5 million to $20.0 million, compared to the same period in 2000. Lease operating expenses from the acquired EPGC properties accounted for $0.9 million of the increase. An increase of $1.0 million was due to chemicals used in initiating the alkaline surfactant polymer flood in the Mellot Ranch field in the Powder River Basin area in the first and second quarters of 2001. Lease operating expenses increased in the Gooseberry field in the Big Horn Basin by $0.5 million as a result of several acid jobs and workovers to enhance current production. Recent discoveries in the Gulf of Mexico and additional wells drilled during 2000 in the coalbed methane development in the Powder River Basin area accounted for $0.5 million and $0.2 million, respectively, of the increase. On a per Mcfe basis, lease operating expense decreased from $0.65 to $0.62, primarily due to the lower lease operating expense associated with the acquired EPGC properties.

         PRODUCTION TAXES. Production taxes for the three months ended June 30, 2001 and 2000, respectively, were $2.4 million for both periods. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 4.1% to 3.6%. The decrease in production taxes as a percent of revenue is primarily the result of recent offshore discoveries that are not subject to production taxes.

         Production taxes for the six months ended June 30, 2001 increased by $1.3 million, or 28%, from $4.6 million to $5.9 million, compared to the same period in 2000. The increase in production taxes is primarily attributable to an increase in the average realized price of oil and natural gas and additional onshore production volumes primarily in the first quarter of 2001. As a percent of oil and natural gas revenues (excluding the effects of hedges), production taxes decreased from 5.3% to 3.6%. The decrease in production taxes as a percent of revenue is primarily the result of the EPGC merger and recent discoveries in the Gulf of Mexico, which increased the number of offshore properties that are not subject to production taxes.

         TRANSPORTATION COSTS. Transportation costs for the three months ended June 30, 2001 increased by $0.7 million, or 118%, from $0.6 million to $1.3 million, compared to the same period in 2000. The majority of the increase was due to additional offshore and coalbed methane wells that started producing in the latter part of 2000 and the first half of 2001.

         Transportation costs for the six months ended June 30, 2001 increased by $1.6 million, or 151%, from $1.1 million to $2.7 million, compared to the same period in 2000. Transportation costs from the acquired EPGC properties accounted for $0.4 million of the increase. The remaining increase was primarily due to additional offshore and coalbed methane wells that started producing in the latter part of 2000 and the first half of 2001.

         EXPLORATION COSTS. Exploration costs for the three months ended June 30, 2001 increased by $3.9 million, or 88%, from $4.4 million to $8.3 million, compared to the same period in 2000. Dry hole costs increased $4.7 million as a result of two unsuccessful exploratory wells drilled in the Gulf of Mexico during the three months ended

June 30, 2001. For the three months ended June 30, 2000 there was one unsuccessful offshore well drilled. The increase was offset by a $0.9 million decrease primarily attributable to the timing of purchases of Gulf of Mexico 3-D seismic data.

         Exploration costs for the six months ended June 30, 2001 increased by $4.6 million, or 74%, from $6.3 million to $10.9 million, compared to the same period in 2000. The increase was attributable to three unsuccessful exploratory wells drilled in the Gulf of Mexico in 2001 compared to two unsuccessful offshore wells and one unsuccessful onshore well in 2000.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A) EXPENSE. DD&A expense increased $4.4 million during the three months ended June 30, 2001, from $16.4 million to $20.8 million, compared to the same period in 2000. An increase of $3.2 million is related to recent discoveries in the Gulf of Mexico and the remaining increase was primarily due to additions in oil and natural gas properties in northern Louisiana since June 30, 2000. On a per Mcfe basis, DD&A expense increased from $1.05 to $1.28 primarily due to the recent discoveries in the Gulf of Mexico.

         DD&A expense increased $18.4 million during the six months ended June 30, 2001, from $22.6 million to $41.0 million, compared to the same period in 2000. Depletion related to the acquired EPGC properties caused DD&A expense to increase $9.8 million. Recent discoveries in the Gulf of Mexico caused DD&A expense to increase $5.6 million. The remaining increase was primarily due to additions in oil and natural gas properties in northern Louisiana since June 30, 2000. On a per Mcfe basis, DD&A expense increased from $0.95 to $1.27 primarily due to the acquired EPGC properties and recent discoveries in the Gulf of Mexico.

         IMPAIRMENT OF UNPROVED PROPERTIES. During the three months ended June 30, 2001, we recognized unproved property impairments of $0.7 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. During the three months ended June 30, 2000, we recognized unproved property impairments of $1.3 million of which $0.6 million were associated with offshore leases, $0.4 million were impaired for leases held in Kansas and the remaining $0.3 million were associated with various leases held in North Dakota and Wyoming.

          During the six months ended June 30, 2001, we recognized unproved property impairments of $1.7 million on offshore leases, as a result of an assessment of the exploration opportunities existing on such properties. During the six months ended June 30, 2000, we recognized unproved property impairments of $1.5 million of which impairments of $0.6 million were taken on offshore leases, $0.4 million for leases held in Kansas and the remaining $0.5 million for various leases held in North Dakota, Wyoming and Louisiana.

         STOCK COMPENSATION EXPENSE. During the three months ended June 30, 2001, we recognized $0.6 million of stock compensation expense as a result of applying the provisions of FASB Interpretation No. 44 and $0.1 million related to the issuance of restricted stock. During the three months ended June 30, 2000, we did not recognize any stock compensation expense.

         During the six months ended June 30, 2001, we recognized $1.1 million of stock compensation expense as a result of applying the provisions of FASB Interpretation No. 44 and $0.2 million related to the issuance of restricted stock. During the six months ended June 30, 2000, we recognized $3.4 million of stock compensation expense due to a one-time stock compensation expense related to the repurchase of employee stock options.

         GENERAL AND ADMINISTRATIVE (G&A) EXPENSE. G&A expense increased $1.2 million, or 56%, during the three months ended June 30, 2001, from $2.0 million to $3.2 million, compared to the same period in 2000. The majority of the increase was related to payroll costs such as salaries and benefits, resulting from an increase in staff and costs incurred in 2001 as a result of the Company being public.

         G&A expense increased $3.5 million, or 109%, during the six months ended June 30, 2001, from $3.2 million to $6.7 million, compared to the same period in 2000. In connection with the EPGC merger additional employees were hired in the Houston office which accounted for a $2.3 million increase in G&A expense. A majority of the remaining increase was due to payroll costs resulting from an increase in staff and costs incurred in 2001 as a result of the Company being public.

         OTHER INCOME (EXPENSE). Other income (expense) for the three months ended June 30, 2001 was $0.3 million compared to ($3.0) million for the three months ended June 30, 2000. Interest expense decreased $2.9 million during the three months ended June 30, 2001, as a result of a reduction in our debt balance. The remaining change was primarily due to an increase of $0.5 million in interest income caused by the increase in the Company's cash balance.

          Other income (expense) for the six months ended June 30, 2001 was $0.1 million compared to ($4.9) million for the six months ended June 30, 2000. Interest expense decreased $4.7 million during the six months ended June 30, 2001, as a result of a reduction in our debt balance. Interest income increased $0.7 million due to the increase in the Company's cash balance. The remaining change was primarily due to recognizing a ($0.3) million derivative loss for the six months ended June 30, 2001 from an interest rate swap contract that was not designated as a hedge for accounting purposes.

         INCOME TAXES. We recorded income tax expense of $9.6 million ($8.8 million deferred and $0.7 million current) for the three months ended June 30, 2001. Deferred income tax expense of $5.0 million was recorded for the three months ended June 30, 2000. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the utilization of credits generated from applying enhanced recovery methods in both periods.

         We recorded income tax expense of $29.1 million ($27.1 million deferred and $2.0 million current) for the six months ended June 30, 2001. Deferred income tax expense of $5.0 million was recorded for the six months ended June 30, 2000 due to the reversal of a portion of the Company's valuation allowance which offset applicable income taxes. The valuation allowance was fully utilized during the first quarter of the year ended December 31, 2000. The difference between the income tax expense (benefit) for those periods and the amounts that would be calculated by applying statutory income tax rates to income before income taxes is due primarily to the reversal of deferred tax valuation allowance in the 2000 period and the utilization of credits generated from applying enhanced recovery methods in both periods.

         NET INCOME. Net income for the three months ended June 30, 2001 was $16.7 million compared to net income of $9.2 million for the three months ended June 30, 2000. The variance was primarily attributable to increases in revenues of $19.7 million and other income of $3.3 million, partially offset by increases of $10.9 million in operating expenses and $4.6 million in income tax expense.

         Net income for the six months ended June 30, 2001 was $50.7 million compared to net income of $10.6 million for the six months ended June 30, 2000. The variance was primarily attributable to increases in revenues of $91.3 million and other income of $5.0 million, partially offset by increases of $32.1 million in operating expenses and $24.1 million in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of capital have been for the exploitation, acquisition and exploration of oil and natural gas properties.

         Cash flow from operating activities was $134.8 million for the six months ended June 30, 2001 compared to $18.8 million for the six months ended June 30, 2000. The operating cash flow in the six month period increased compared to the prior period due to the increase in natural gas prices, increase in production as a result of the merger with EPGC and recent discoveries in the Gulf of Mexico and additional production from coalbed methane development.

         Cash flow used in investing activities was $73.5 million for the six months ended June 30, 2001 compared to $72.0 million for the six months ended June 30, 2000. Of this total, $68.5 million was used for exploitation and exploration activities and $5.7 million of cash was used for acquisitions, offset by proceeds from sales of properties of $0.7 million. Investing activities for the six months ended June 30, 2000 included $27.9 million for exploitation and exploration activities and $43.9 million for acquisitions, of which $42.4 million resulted from the merger with EPGC.

         Net cash generated from financing activities was $0.2 million from proceeds from the issuance of common stock for the six months ended June 30, 2001 compared to $49.3 million for the six months ended June 30, 2000. Financing activities for the six months ended June 30, 2000 reflected borrowings of $50.0 million utilized to consummate the merger with EPGC offset by repayments of long-term debt of $0.7 million.

         The Company expects to execute a new credit agreement with a syndicate of banks upon closing of the Belco merger. The agreement is expected to provide for a revolving credit facility of $400 million, initial availability of $400 million and a maturity date of July 1, 2005. Advances under the credit facility will be in the form of either a base rate loan or a Eurodollar loan. The interest on a base rate loan is anticipated to be a fluctuating rate based upon the highest of the rate of interest announced by Chase Manhattan Bank as its prime rate, the secondary market rate for three months certificates of deposits plus 1% and the federal funds effective rate plus .05% plus a margin of 0% to 1.25% based upon the ratio of total debt to EBITDAX. The interest on a Eurodollar loan is anticipated to be a fluctuating rate based upon the rate at which Eurodollar deposits in the London interbank market are quoted plus a margin of 1.25% to 1.5% based upon the ratio of total debt to EBITDAX.

         Our 2001 capital expenditures (excluding acquisitions) were scheduled at $170 million approximately 60% of this is allocated to development activities and 40% to exploration activities. We do not budget for acquisitions, but expect to continue to grow through acquisitions as we have done successfully in the past. Any acquisitions could affect the level of our capital expenditures for drilling and other projects. On a combined basis currently scheduled capital expenditures for the full year 2001 for both Westport and Belco would be approximately $260 million. Approximately 70% of this amount is allocated to development activities and 30% to exploration activities. We expect to fund these expenditures through anticipated cash flow. Actual levels of capital expenditures may vary significantly due to a variety of factors, including:

-   drilling results;
-   product prices;
-   industry conditions and outlook; and
-   future acquisitions of properties.

         Westport believes that its capital resources are adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and natural gas prices. Westport cannot assure you that operations and other capital resources will provide cash in sufficient amounts to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

         The Company estimates that for the full year 2001 on a combined basis Westport and Belco would have oil and gas production of 125 to 135 Bcfe and EBITDAX of $330 million to $340 million assuming average NYMEX oil and gas prices of approximately $27.00 per barrel of oil and $4.90 per Mcf of gas. Westport expects the combined level of full year 2001 capital expenditures to be approximately $260 million.

         Note 9 to our financial statements in Item 1 describes our impending merger with Belco. As stated there, the merger will be accounted for as a reverse acquisition in which the Company is the purchaser of Belco.

         Belco's properties are described in the Form S-4 and are located in areas of the continental United States in which the Company already operates. This increase in the size of our asset base and the scope of our operations in our core operating areas should allow us to operate more efficiently and compete more aggressively for business opportunities in these areas. The Company anticipates that the merger will improve our cost structure through economies of scale, improve our financial flexibility as a result of our increased size, which should allow us to access additional segments of the capital markets and through the moderate use of leverage to lower our overall cost of capital. The merger will also expand the public float of our common stock which should lead to improved market liquidity and therefore greater access to capital through the public markets.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. They do not relate strictly to historical or current facts and may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include, among other things, statements relating to:

-     completion and benefits of the proposed merger;

- uncertainties related to the integration of Belco and Wesport following the merger;

-     amount, nature and timing of capital expenditures;

-     drilling of wells;

-     reserve estimates;

-     timing and amount of future production of oil and natural gas;

-     operating costs and other expenses;

-     cash flow and anticipated liquidity;

- estimates of proved reserves, exploitation potential or exploration prospect size; and

-     marketing of oil and natural gas.

         Any or all forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this report will be important in determining future results. Actual future results may vary materially. Factors that could cause results to differ materially from the results discussed in the forward-looking statements include the following risks:

-     the risks associated with exploration;

-     our ability to find, acquire, market, develop and produce new properties;

-     oil and natural gas price volatility;

- uncertainties in the estimation of proved reserves and in the projection of future rates of production and timing of exploitation expenditures;

-     operating hazards attendant to the oil and natural gas business;

- drilling and completion risks that are generally not recoverable from third parties or insurance;

-     potential mechanical failure or underperformance of significant wells;

-     climatic conditions;

-     availability and cost of material and equipment;

-     actions or inactions of third-party operators of our properties;

-     our ability to find and retain skilled personnel;

-     availability of capital;

-     the strength and financial resources of our competitors;

-     regulatory developments;

-     environmental risks; and

-     general economic conditions.

         When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this report. Our forward-looking statements speak only as of the date made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently sell most of our oil and natural gas production under price sensitive or market price contracts. To reduce our exposure to fluctuations in oil and natural gas prices, we occasionally enter into derivative arrangements. However, these contracts may also limit the benefits we would realize if prices increase.

         Through August 1, 2001, we had entered into the following hedging arrangements covering the period beginning January 1, 2001 and ending December 31, 2003. One Mmbtu approximates one Mcf of natural gas.

                                                 Natural Gas Collars                                Oil Collars
                                        ------------------------------------------   -----------------------------------------
                                         Average        Average                                                        Average
                                        Daily           NYMEX        Average NYMEX                      Average        NYMEX
                                          Volume        Floor           Ceiling      Average Daily     NYMEX Floor     Ceiling
Time Period                                (Mmbtu)    Price/Mmbtu     Price/Mmbtu     Volume (bbl)      Price/bbl     Price/bbl
-----------                             ----------    ------------   -------------   --------------    ----------    ---------
1/1/01-12/31/01....................        12,000          $4.50          $6.00               --           --             --
2/1/01-12/31/01   (1)..............        10,000           5.00           7.00               --           --             --
3/1/01-12/31/01   (2)..............         6,000           5.50           8.00               --           --             --
1/1/02-12/31/02   (2) .............        10,000           4.50           6.75            2,000          $25.00         $28.00
1/1/03-12/31/03   (2)..............            --             --             --            2,000          $23.25         $26.00


(1) Contract is settled annually based on an average of the NYMEX settlement price for each month of the collar.

(2) The counterparties to these contracts hold options to put a similar volume of natural gas or oil to the Company over similar time periods at $3.54/Mmbtu and $3.50/Mmbtu for the 3/1/01 - 12/31/01 natural gas collar and the 1/1/02 - 12/31/02 natural gas collar, respectively, and $19.75/Bbl and $18.65/Bbl for the 1/1/02 - 12/31/02 oil collar and the 1/1/03 -
     12/31/03 oil collar, respectively.

     While it is not our intention to terminate any of the arrangements, we estimate we would have received approximately $8.7 million to terminate the existing arrangements on June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) During the quarter ended June 30, 2001, we issued 27,750 shares of Common Stock including 5,000 shares of restricted stock awards pursuant to the Company's 2000 Stock Incentive Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a)   Westport held its annual meeting of stockholders on May 18, 2001.

      (b) James M. Funk, William F. Wallace and Peter R. Hearl were elected to continue to serve as directors of the Company.

      (c) Three proposals were approved by stockholders at the Annual Meeting, with the following vote tabulation:

                           Director                          For                    Against or Withheld
                           --------                          ---                    -------------------

                           James M. Funk                   34,496,902                       206,161

                           William F. Wallace              34,521,962                       181,101

                           Peter R. Hearl                  34,521,962                       181,101

            The adoption of Westport Resources Corporation 2000 Stock Incentive Plan.

                              For                      Against or Withheld                 Abstain
                              ---                      -------------------                 -------

                            33,075,092                      1,144,776                       15,050

            The appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2001.

                              For                     Against or Withheld                 Abstain
                              ---                     -------------------                 -------

                            34,455,538                        247,425                        100



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

                  2.2 Agreement and Plan of Merger, dated as of June 8, 2001, by and among Belco Oil & Gas Corp. and Westport Resources Corporation (incorporated by reference to Exhibit 2.1 to Form S-4, Registration No. 333-64320).

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

                  10 Second Amended and Restated Shareholders Agreement dated July 20, 2001 by and among Westport Resources Corporation, Belco Oil & Gas Corp., ERI Investments, Inc., Westport Energy LLC and certain stockholders (incorporated by reference to Exhibit 4.2 to Form S-4, Registration No. 333-64320).

         (b)  Reports on Form 8-K

                           A report on Form 8-K was filed June 11, 2001 with the Securities and Exchange Commission to announce that the Company entered into an Agreement and Plan of Merger with Belco Oil & Gas Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WESTPORT RESOURCES CORPORATION



Date:  August 14, 2001              By: /s/ Donald D. Wolf
                                        ----------------------------------------
                                    Name: Donald D. Wolf
                                    Title:  Chairman and Chief Executive Officer


Date:  August 14, 2001              By: /s/ Lon McCain
                                        ----------------------------------------
                                    Name: Lon McCain
                                    Title:  Chief Financial Officer